Form 10QSB
period 2000-03-31
ENDOVASC LTD INC
filed 2000-05-19
CIK 1040415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                    000-28371
                            (Commission File Numbers)

                               ENDOVASC LTD., INC.
             (Exact name of registrant as specified in its charter)


                  NEVADA                                                                2834
         (State or other jurisdiction of                                 (Primary Standard Industrial
         incorporation or organization)                                Classification Code Number)


                          15001 Walden Road, Suite 201
                             Montgomery, Texas 77356
                    (Address of principal executive offices)

                                 (409) 448-2222
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2000, 14,444,335 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were issued and 12,439,335 shares were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF OPERATIONS
                     For the Three Months Ended on March 31,
                     2000 and 1999 For the Nine Months Ended
                           on March 31, 2000 and 1999

         For the Period from Inception, June 30, 1996 to March 31, 2000






























                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                             March 31, 2000 and 1999



                         Assets                                                                 March 31
                                                                                         2000             1999
Current Assets

     Cash                                                                               $19,992         $36,071
     Prepaid expenses                                                                   453,345          11,715
                                Total Current Assets                                    473,337          47,786

     Property & equipment-net                                                            10,273           9,096
     Deposits                                                                             2,900           2,900
                              Total Assets                                              486,510          59,782

                          Liabilities and Stockholders' Deficit

Current Liabilities

     Current maturities of long-term debt                                                44,073         260,933
     Note payable shareholder                                                            44,000          95,247
     Accounts payable                                                                   311,317          48,434
     Accrued liabilities                                                                189,366         288,962
                             Total Current Liabilities                                  588,756         693,576

     Long term debt, net of current maturities                                           27,573          80,611
     Convertible debentures                                                             137,500         380,000
                            Total Liabilities                                           753,829       1,154,187

Stockholders' deficit

     Common stock, $.001 par value, 100,000,000
     Shares authorized, 14,444,335 shares issued
     And 12,439,335 shares outstanding                                                   14,444           7,585
     Additional paid in capital                                                       3,223,571       1,261,364
     Deficit accumulation during development stage                                  (3,491,423)     (2,346,443)
     Treasury stock                                                                    (16,911)        (16,911)

                          Total Stockholders' Deficit                                 (270,319)     (1,094,405)

                          Total Liabilities and Stockholders' Deficit                  $483,510         $59,782
                                                                                       --------         -------

                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (a development stage corporation)
                             statement of operations
            For the Three Months Ended on March 31, 2000 and 1999 and
         For the Period from Inception, June 30, 1996 to March 31, 2000


                                                                                                        Inception
                                                                                      March 31,             to
                                                                       2000              1999            3/31/00

Revenue                                                               $10,000                $0           $33,554

Operating Expenses
     Research and Development Cost                                    172,529           131,127         1,666,729
     Operating, general and administrative Cost                        66,871            22,065         1,558,142
     Interest expense                                                   3,417            18,751           232,998
               Total Cost and Operating Expenses                      242,817           171,943         3,457,869
               Net Loss                                             (232,817)        ($171,943)       (3,491,423)


     Retained Earnings Dec 31                                     (3,258,606)       (2,174,500)

     Retained Earnings Mar. 31                                   ($3,491,423)      ($2,346,443)

     Net [Loss] per Share                                                $.02              $.03















                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF OPERATIONS
              For the nine Months Ended on March 31, 2000 and 1999





                                                                                                 March 31,
                                                                                          2000             1999

Revenue                                                                                $24,283             $5,000

Operating Expenses
     Research and Development Cost                                                     467,396            210,159
     Operating, general and administrative Cost                                        241,047             88,647
     Interest expense                                                                   30,526             72,443

                      Total Cost and Operating Expenses                                738,969            371,249
                      Net Loss                                                      ($714,686)         ($366,249)


     Retained earnings June 30                                                     (2,776,737)        (1,980,194)
     Retained Earnings Mar. 31                                                    ($3,491,423)       ($2,346,443)

     Net [loss] per share                                                                 $.08               $.05



















                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF CHANGES IN
                        STOCKHOLDERS EQUITY For the Three
                         Months Ended on March 31, 2000

                                  CAPITAL STOCK


                                       Number           Dollar        Paid in          Treasury       Accum.
                                        Shares          Amount        Capital             Stock       Deficit

Balance at Dec 31, 1999               12,907,256       $12,907       $2,476,936      ($16,911)       ($3,258,606)

Issue of Common Stock for
Services in this period

Issue of common stock for debt
in this period

Conversion of debentures to                    0             0                0              0                  0
common stock

Net (loss) for the period
ending March 31, 2000                                                                                    (232,817)

Balance at March 31, 2000              14,444,335       $14,444       $3,223,571      ($16,911)       ($3,491,423)


                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                             STATEMENT OF CASH FLOWS

                     For the Three Months Ended on March 31,
                      2000 and 1999 and For the Period from
                   Inception, June 30, 1996 to March 31, 2000

                                                                                                       Inception
                                                                            March 31,                     to
                                                                        2000            1999           03/31/00

Cash flows used in operation activities                             ($88,287)        ($46,594)       ($1,407,790)

Cash flows used in investing activities                               (1,237)                0           (21,534)

Cash flow:
     Proceeds from sales of equity securities                               0                0            302,332
     Proceeds from sales of common stock                                    0                0            336,501
     Purchase of treasury stock                                             0                0           (16,911)
     Proceeds from sale of convertible debt                                 0                0            630,500
     Issuance-Repayment of notes payable                              (3,650)           71,513             71,646
     Proceeds from advances from shareholders                          40,000                0            125,248

Net Cash Provided by Financing Activities                              36,350           71,513          1,449,316

Cash and Cash Equivalents beginning of period                          73,166           11,152                  0

Cash and Cash Equivalents end of period                               $19,992          $36,071            $19,992

Non-cash investing and financing activity:

Common stock issued upon conversion

Common stock issued for services and patent rights

     Common stock issued for equity securities                             $0               $0           $302,332


                                    UNAUDITED

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000


Note 1 - Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with Principals for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B instruction. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for.

     A summary of the Company's significant accounting policies and other information necessary to understand the interim financial statement is presented in the Company's audited financial statement for the years ended June 30, 1999 and 1998. Accordingly the Company's Audited financial statements should be read in connection with these financial statements.

Note 2 - Income Taxes

     The difference between the 34% federal statutory income tax rate and amounts shown in accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carry forwards.

Note 3 - Stockholders' Equity

     During the quarter ended March 31, 2000 the Company issued Shares of common stock and had other increases to stockholders' equity as follows:

                                                             Common           Paid-In
                                                              Stock           Capital            Total

            Common stock issued for debt                      $300             $149,700           $150,000

            Common stock issued as payment of services        $1,237           $596,935           $598,172

            Conversion of debentures to common stock          $1,537           $746,635           $748,172

Note 4 - Convertible Debentures

At March 31, 2000 the Company owed amounts under a Series B convertible debenture totaling $130,500. These debenture bare interest at a stated rate of 8% per year. These debentures mature in July 2001 and are convertible to shares of the Company's common stock at a conversion price per share equal to 75% of the average closing bid price of the common stock for the three days immediately preceding the date of conversion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 30, 1996 through March 31, 2000, the Company had an accumulated deficit of $1,407,790. During its fiscal nine months ended March 31, 2000, the Company entered into an exclusive world-wide license agreement with Stanford University for the patent rights to a patent application SUN-142-PRV, a novel use of nicotine as an agent for promoting growth of new blood vessels (angiogenesis) into areas of blood-starved tissue, a condition called ischemia. Pursuant to the license agreement, the
Company obtained a 10-year exclusive right of novel use of nicotine in angiogenesis. Stanford will continue research and development for the Company's research products under the licensing agreement, subject to pending agreements. Management anticipates this action will result in the Company saving approximately $500,000 in initial research cost due to Stanford's allocation of research facility and investigational scientists. As a result of the Company's decision in February 2000 to enter into the Stanford agreement and research alliance with Stanford, the Company's technology portfolio was significantly enhanced.

     In October 1999, the Company presented pre-clinical data to the U. S. Food and Drug Administration (FDA) in preparation of its Investigational New Drug
(IND) filing for Liprostin(TM), its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's data and responded with a waiver of Phase I & II clinical trials, if the Company so elected to proceed directly to a Phase III trial for the product. At this time, the Company has not decided whether or not this waiver will be accepted or whether it will proceed on a conventional Phase I study, which it was prepared to do prior to the FDA`s pre-submission IND meeting. In addition, the Company completed its FDA-required certified good manufacturing practice ("cGMP") development of Liprostin(TM) at the Collaborative BioAlliance manufacturing facility in Stoney Brook, New York. Clinical trial production levels of Liprostin(TM) are expected to be in place by the end of the third quarter 2000 as the Company's clinical studies begin in full swing.

     During the nine months ended March 31, 2000, the Company's net revenues increased to $24,283 compared with revenues of $5,000 for the same period in 1999. All revenues during this period were from sales of research and development services provided by the Company to third parties.. At March 31, 2000, the Company had agreements with two device manufacturers for original research and development of the proprietary use of Liprostin(TM) in the treatment of various vascular diseases by application of medicinal coatings to vascular stents for elimination or reduction of new tissue growth in and around the stents, a condition known as restenosis

     During the third quarter of 1999 and 2000, costs and operating expenses were $371,249 and $738,696, respectively. The increase in costs and operating expenses for the year is primarily due to an increase in research and development, facilities, and overhead as rent and other costs increased.

     Cash flows used in operations activities for the quarter increased $97,972 or 33% to $286,373 during the first nine months of 2000, compared to $188,460 for the same period in 1999, primarily due to the increased cost of scientific personnel, materials and prototype manufacturing during the third quarter.

     Research and development expenses totaled $467,396 during the fiscal nine month's of March 2000, an increase of $257,237. These expenses were related to the cost of new equipment, materials, labor and travel connected to the production scale-up for the Liprostin(TM) product under contract with Collaborative BioAlliance, Inc. in Stoney Brook, New York and the on-going, in-house projects for medicinally coated vascular stents.

Liquidity and Capital Resources

     The Company had a working capital deficit on March 31, 2000, of $714,686 and cash, and cash equivalents for the nine months ending March 31, 2000 of $19,992, compared to $366,249 and $36,071 for the nine months ending March 31, 1999. Financing activities provided cash $188,748 which was provided by the sale of Regulation D, Rule 504 convertible debentures in the first quarter 2000.

     The Company requires significant additional funds to enable it to continue its Liprostin(TM) product development and to complete its Food and Drug Administration required clinical trials. In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million traunches. Pursuant to the commitment the Company received $1.5 million on May 10, 2000, with $3 million remaining in the "take-down".

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and possibly adversely effect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operation.

                                     PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                                             ENDOVASC LTD., INC.


May 18, 2000

                                                        By: /s/ DAVID P. SUMMERS
                                                            --------------------
                                                               David P. Summers,
                                                         Chief Executive Officer
                                                        (Principal Financial and
                                                             Accounting Officer)