Form 10KSB
period 2000-06-30
ENDOVASC LTD INC
filed 2000-09-29
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000                       Commission File No.  000-28371
                          -------------                                            ---------

                               Endovasc Ltd., Inc.
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                                                        76-0512500
         ---------------------------------------                                -------------------------
         (State or Other Jurisdiction of                                        (I.R.S. Employer
         Incorporation or Organization)                                         Identification Number)



              15001 Walden Road Suite 108 Montgomery, Texas 77356
       ----------------------------------------------------- ------------
               (Address of principal executive offices) (Zip Code)

                                 (936) 448-2222
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act :

                    Common Stock, Par Value $0.001 Per Share

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No []

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Company's revenues for its most recent fiscal year were $31,087.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $6,918,268 as of September 25, 2000, based on the average bid and asked price of $0.875 per share as of that date.

     There were 12,718,370 shares of Common Stock, $.001 par value, outstanding as of September 25, 2000. Additionally, there were 15,000 shares of Series A Convertible Preferred Stock, $.001 par value per share, outstanding as of September 25, 2000.

                                     PART I


Item 1.           DESCRIPTION OF BUSINESS.

History

     We incorporated as a biopharmaceutical company under the laws of the state of Nevada on June 10, 1996, under the name Endovasc, Inc. Upon our initial incorporation, we were authorized to issue an aggregate of 25,000 shares of capital stock with a par value of $0.001 per share. On September 5, 1996, we amended our articles of incorporation to increase our authorized shares to 100,000,000 shares of common stock, par value $0.001 per share. On May 28, 1997, we amended our articles of incorporation to change our name to Endovasc Ltd., Inc. On June 2, 1997, we amended our articles of incorporation to authorize a total of 120,000,000 shares of capital stock, par value $0.001 per share, of which 100,000,000 shares are common shares and 20,000,000 shares are preferred shares.

     On or about October 8, 1999, we received preclinical approval to file an Investigational New Drug application for Phase I and II clinical trials of our Liprostin technology. On or about February 25, 1999, we obtained the exclusive licensing rights to Nicotine Receptor Agonist technology from the University of Stanford, in exchange for stock and cash. We have commenced preclinical trials on the safety and efficacy of NRA in conjunction with Stanford University. Pursuant to our agreement with Stanford University, we are financing their staff's clinical trials and animal studies of NRA at their California facilities.

     The Company has not been subject to bankruptcy, receivership or any similar proceeding.


Overview

     We develop, market and license biopharmaceutical products, particularly liposomal drug delivery methods, for the human healthcare industry. We develop liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment. Liposomes entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane. Using this technology, we are developing products that deliver drugs to their intended target and release them with efficiency and control.

     Currently, our product development is focused on two product lines - Liprostin and Nicotine Receptor Agonist. Although we hold patents and patents pending for products in the process of clinical testing, our products have not been approved for general sales. Consequently, we have not generated any revenues and have historically operated with significant losses. Although our current development efforts focus on vascular (heart and lung) applications of our products, we intend to develop our technologies for use in many medical treatment applications. We believe that this unique and highly adaptable technology will put our products at the forefront of the $2 billion drug market.

     Liprostin Technology

     Our Liprostin products provide targeted delivery of Prostaglandin E-1 to blood vessels in connection with angioplasty procedures. Angioplasty is a common medical procedure that utilizes a small balloon-like structure to expand and clear blocked cardio-pulmonary blood vessels. Prostaglandin E1, a naturally occurring hormone, is used to prevent common secondary blockages from occurring after angioplasty treatment; these blockages are known as restenosis. Restenosis following balloon angioplasty or stent placement is the most common problem occurring in the over 1,000,000 patients undergoing these procedures annually worldwide, according to the American Heart Association. The incidence of restenosis can be as high as 40-50%, according to the American Heart Association, within six months of the procedure (slightly less with stents) and most drugs tested have not yet been proven to reduce restenosis significantly in clinical trials. Similarly, Prostaglandin E1's short lifespan in the blood stream can render it ineffective in preventing restenosis. Liprostin delivery system uses polymer coatings and emulsions to provide a longer and more controlled release of Prostaglandin E1 and to improve therapeutic effectiveness of the drug.

     We are developing Lipostrin coated balloon catheters and stents for varied vascular applications. As described above, balloon catheters are utilized to physically expand and clear blocked blood vessels in vascular surgical procedures. Conversely, stents are small structures used during and after vascular surgery to support vessels and deliver agents that promote healing. We intend to develop our Liprostin product lines further to treat conditions such as restenosis, coronary arrest, occlusive disease, ischemic ulcers, CLI (limb salvage), claudicants, liver disease and arthritis.

     We are conducting clinical trial testing of Liprostin to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials test product safety and tolerance levels using a small group of subjects, as well as providing information about the product's effectiveness and dosage levels. Phase II clinical trials test product efficacy, optional dosage levels and potential contraindications or side effects using a larger patient group. We intend to complete both phases of clinical trials by approximately December 31, 2002.

     We have protected our proprietary rights to Liprostin technology through US Patent 4,820,732, US Patent 4,955,878 and Notice of Allowance to US Patent 5,980,551 received on November 9, 1999, and Trademark Application Ser. No. 75/632,736 (Liprostin) and various patents pending.


     Nicotine Receptor Agonist Technology

     Our Nicotine Receptor Agonist technology promotes new growth of blood vessels (known as angiogenesis or vasculogenesis), and has applications in the treatment of heart disease, stroke, limb circulatory disease, and wound healing. Researches at Stanford University discovered the technology during a 1999 study funded by the Tobacco-Related Diseases Research Program of the University of California, the American Heart Association, the National Institutes of Health and the Deutsche Froschungsgemeinschkaft. While studying the damaging effects of tobacco smoke, researchers discovered that smokers appeared less susceptible to deaths due to infarction as compared to non-smokers. This counterintuitive discovery suggested that low-dose (non-smoked) nicotine had extraordinary angiogenic and vasculogenic growth factor potential. To develop technology based on this unique discovery, we obtained a worldwide exclusive right to the patent application for Nicotine Receptor Agonist in February 2000.

     Further study of our Nicotine Receptor Agonist technology revealed more conclusive results. Experiments have shown that nicotine promotes angiogenesis and vasculogenesis in areas of the body that are deprived of proper blood supply. Blockages of the arteries that feed an organ, often caused by build-up of fatty material, cholesterol and plaques in arterial walls, may deprive the tissue of proper blood supply. These blockage reduce the body's ability to supply organs and surrounding tissue with nutrients, particularly oxygen, which results in a condition called ischemia. Ischemia reduces cells' ability to function and in severe cases causes rapid cell death. The body naturally defends against ischemia by reducing the work required from the affected area and attempting to grow new blood vessels into the ischemic area. Stanford researchers found tobacco smokers had significantly more growth of new vessels around such blockages than non-smokers, apparently due to the therapeutic effects of nicotine. Upon further analysis, researchers determined that a particular fraction of the nicotine molecule could provide a method of treating and preventing a range of diseases and ailments involving angiogenesis. These diseases, such as myocardial and cerebral infarction, mesenteric or limb ischemia, common wounds, vascular occlusion, and vascular stenosis, commonly called "hardening of the arteries", affect millions of persons every year in the United States alone (American Heart Association).

     We estimate that the market for treatment of these diseases is over $5 billion. For example, we estimate that a course of treatment for coronary ischemia utilizing Nicotine Receptor Agonist drugs would cost approximately $10,000 to $15,000. This type of treatment would be significantly less expensive and intensive than current alternatives of angioplasty and or open heart surgery. We hope to market a commercially viable product using this Nicotine Receptor Agonist technology within three years.


Distribution Methods

     Upon receipt of necessary governmental regulatory consent, we intend to distribute products utilizing our Liprostin and Nicotine Receptor Agonist technologies worldwide. As previously described, we are developing Lipostrin coated balloon catheters and stents for varied vascular applications. We also intend to develop new products that use Liprostin to treat conditions such as coronary arrest, occlusive disease, ischemic ulcers, CLI (limb salvage), claudicants, liver disease and arthritis. Although we have not developed specific product applications for our Nicotine Receptor Agonist technology, we intend to develop and distribute products for treatment of myocardial and cerebral infarction, mesenteric or limb ischemia, common wounds, vascular occlusion and vascular stenosis.

     In addition to peer review, seminars, journals and direct sales, we intend to market and distribute our products in conjunction with business partners experienced in marketing and distribution in the biopharmaceutical and medical industries. If we are unable to reach an agreement with marketing and distribution partners that is acceptable to us, we may raise the funds necessary to create our own production, marketing and distribution infrastructure through a public offering of our securities.


Patents and Proprietary Rights

     We believe that adequate protection of our proprietary technology is a vital aspect of our business operations. Consequently, we pursue patent protection for our proprietary technology in the United States and in foreign countries, as deemed necessary to protect development of our operations.

     We have patent protection for several products and are pursuing patent and trademark applications for additional products. In August 1996, Dr. Jackie R. See transferred and assigned patent rights in the United States, Germany and Canada for two of our products. The first patent, United States Patent No. 4,820,732, was issued on April 11, 1989, and protects our proprietary technology regarding a "Method and Composition for Reducing Dysfunction in Angioplasty Procedures." The second patent, United States Patent No. 4,955,878, was issued on September 11, 1990, and protects our proprietary technology regarding a "Kit for Treating Arterial Dysfunction Resulting from Angioplasty Procedures." We have not maintained the application of this second patent and intend to let its protections expire to the benefit of the public domain, except as limited by patent applications described below.

     In addition to these assigned patents, we obtained a United States patent for our proprietary technology regarding a "Composition and Method for Making a Biodegradable Drug Delivery Stent," on November 9, 1999. Similarly, we have filed a patent application for this technology under the Patent Cooperation Treaty, as well as with the European Patent office and European Union. These applications seek patent protection in France, Germany and the United Kingdom.

     We have United States patent applications pending for several other technologies. In June 1997, we filed a United States patent application for our proprietary technology regarding a "Method and Apparatus for Treating Vascular Disease with PGE-1 Bearing Liposomes." In May 1999, we filed a United States patent application for our proprietary technology regarding "Prosthesis with Biodegradable Surface Coating and Method for Making Same." The May 1999 application is a "continuation in part" of our patent application regarding "Composition and Method for Making a Biodegradable Drug Delivery Stent," and, if granted, will protect this technology's application in various medical products. In June 1999, we filed a United States patent application for our proprietary technology regarding "Sterically Stabilized Liposomes with Improvement of Blood Retention Times and Targeting of Sites of Disease by Prostaglandins in Particulate Drug Carriers."

     We are seeking trademark protection for the name Liprostin(TM) under Trademark Application Ser. No. 75/632,736. In May of 1999, the United States Patent and Trademark Office notified us that our pending Patent US Ser. No. 09/309,949 would be allowed (Notice of Allowance). We also own rights to several trademarks employed in our business, including our logo, the registered domain name of www.endovasc.com, and other trade and service marks identifying our products and services.

     In February 2000, we obtained exclusive worldwide licensing rights to develop, manufacture, use and sell products incorporating nicotine and nicotine agonists for therapeutic angiogenesis. Pursuant to our acquisition of these product rights from the Leland Stanford Junior University, we agreed to pay royalties to the university on sales of any products incorporating the nicotine agonist technology. Our licensing rights may be terminated in the event that we default on payment of royalties, in addition to certain other circumstances.

     It is important to note that other public and private institutions may have obtained, or filed applications for, patents that we may need for development of our products. We cannot know the scope or validity of such patents, the extent that we may desire to acquire licenses under such patents, or the availability of such licenses upon terms that are acceptable to us.


Governmental Regulation

     United States and international governmental regulation of the biopharmaceutical industry is a significant factor in our operations, particularly our research and development activities. In the United States the Food and Drug Administration oversees clinical testing, production and marketing of our products for human therapeutic use through rigorous mandatory procedures and safety.

     The Food & Drug Administration requires satisfaction of several procedures prior to approving marketing and distribution of pharmaceutical products in the United States. These includes (i) preclinical tests, (ii) submission of an application for an Investigational New Drug, which must become effective before commencing human clinical trials, (iii) thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, (iv) submission and acceptance of an Investigational New Drug Application, in the case of drugs, or a Product License Application, in the case of biologics, and (v) approval of the Investigational New Drug Application or Product License Application prior to commercial sale or shipment of the drug or biologic. In addition to this process, each domestic drug manufacturing establishment must be registered or licensed with the Food and Drug Administration. Domestic manufacturing establishments are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices as required.

     Clinical trials are typically conducted in three sequential phases, which may overlap. Phase I clinical studies test dosage and tolerance upon initial introduction of the drug to humans. Phase II clinical studies document evaluation of drug safety and efficacy. Phase III trials document large scale evaluation of drug safety and efficacy and may utilize larger patient pools, depending on the type of marketing approval that is sought.

     Clinical testing and the Food and Drug Administration approval process for a new product often involves significant time and resources. The Food and Drug Administration may grant an unconditional approval of a drug for a particular indication or may grant approval pending further post-marketing testing. In addition, further clinical studies may be required to provide additional safety data or to gain approval for an alternative product application than was originally approved.

     International biopharmaceutical product sales and distribution are subject to widely varying regulatory requirements. Generally, the European Union has coordinated its member states' common standards for clinical testing of new drugs. Due to difference in regulatory restrictions in the European Union and other foreign jurisdictions the time required to obtain regulatory approval from a foreign country's regulatory agencies may be longer or shorter than that required for Food and Drug Administration approval.

     In addition to these regulations, our operation is subject to regulations under state and federal law regarding occupational safety, laboratory practices, the use and handling of radioisotopes, environmental protection and hazardous substance control as well as other present and possible future local, state, federal and foreign regulation.


Competition

     Competition in the biopharmaceutical industry and the liposome and lipid-based product area is intense. Factors such as product performance, patient compliance, physician acceptance, ease of use, safety, price, marketing, distribution and adaptability of administration are crucial to capturing market position in our industry. Competition may also be based on other company's development of alternative products and approaches aimed at the treatment, diagnoses or prevention of the same diseases as our products.

     Competition from other companies is based on scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products. Many companies, both public and private, including well-known pharmaceutical and chemical companies, many of which have greater capital resources than we do, are seeking to develop lipid and liposome based products similar to our own. In addition, colleges, universities, and public and private research institutions are similarly seeking to establish proprietary rights to these product technologies.

     We face established and well-funded competition from other companies developing liposome based drug delivery systems. These competitors include Eli Lilly, The Liposome Company and Schering-Plough. These companies generally use liposome for the delivery of antitumor drugs, while our products are primarily intended for use in vascular treatments. To our knowledge, current competition in the vascular treatment area is limited to ReoPro(R) sold by Censtocor and marketed by Eli Lilly, which is used in angioplasty.

Research and Development

     We maintain 1,400 square feet of lab space equipped with customary wet laboratory equipment at our headquarters in Montgomery, Texas.

     Our research and development efforts are focused on our core product - Liprostin. We are conducting clinical trial testing of Liprostin to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials test product safety and tolerance levels using a small group of subjects, as well as providing information about the product's effectiveness and dosage levels. Phase II clinical trials test product efficacy, optional dosage levels and potential contraindications or side effects using a larger patient group. We intend to complete both phases of clinical trials by approximately December 31, 2002.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin with other technologies. We intend to develop new uses for our core product Liprostin, including applications in hip or bone prostheses, cancer treatment, inflammatory disease, liver disease and other diseases that have responded well to prostaglandin treatment.

     We are monitoring and assisting Stanford University's research and development of our Nicotine Receptor Agonist technology and have commenced preclinical trials, in conjunction with the university, on the safety and efficacy of this technology. Pursuant to our agreement with Stanford University, we are financing their staff's clinical trials and animal studies of Nicotine Receptor Agonist, conducted at their California facilities. We are currently developing this technology for use in treatment of peripheral occlusive arterial disease, in addition to other applications.

     To date, all of our research and development has been carried out without the need of additional plant and equipment. Although we cannot assure the adequacy of our current plant and equipment for future operations, we do not intend to obtain additional plant or equipment at this time.


Employees

     As of June 30, 2000, we employed fourteen employees, including five management and nine support staff employees. In addition, we employ twelve part-time consultants. None of our employees or independent contractors is subject to a collective bargaining agreement and we believe that our relations with our employees are good.


Legal Proceedings

     We are not involved in any material litigation or legal proceedings and are not aware of any potential material litigation or proceeding threatened against us.

Item 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices and research and development facilities at 15001 Walden Road, Suites 108, 234 and 235, Montgomery, Texas 77356. We lease these 3,550 square foot facilities at an aggregate monthly rental rate of $2,750.

     We believe that our facilities are adequate for our current levels of operations.


Item 3. LEGAL PROCEEDINGS

     In July 2000, Mr. David Miller, a former employee of the Company, filed a complaint against the Company in Superior Court of the State of California in and for the County of Los Angeles. The complaint alleges defamation, interference with contract and economic advantage, and conversion. With regard to Mr. Miller's defamation claim, he alleges that the Company made certain untrue statements regarding his conduct while employed by the Company, and he seeks damages in excess of $2,000,000. With regard to Mr. Miller's claim for interference of contract and economic advantage and claim for conversion, he alleges that the Company converted certain equity interests to which he was entitled. Mr. Miller seeks damages in excess of $7,000,000 on his interference of contract and economic claim and seeks damages in excess of $5,000,000 on his conversion claim. The Company intends to defend itself vigorously with regard to each of the aforementioned claims.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     Not Applicable.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq Over the Counter Bulletin Board under the symbol "ENDV." The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by Nasdaq and the Electronic Bulletin Board but does not include retail markups, markdowns or commissions.


         Fiscal Quarter Ending:                                        Common Stock Price
                                                                       (rounded to nearest penny)
                                                                       High             Low

         June 30, 2000                                                  4.00            1.20

         March 31, 2000 (through March 21, 2000)                       15.00            0.10

         December 31, 1999.                                             0.30            0.06

         September 30, 1999                                             0.63            0.13

         June 30, 1999                                                  0.88            0.38

         March 31, 1999                                                 1.00            0.19

         December 31, 1998                                              1.50            0.38

         September 30, 1998                                             6.00            0.38

     As of June 30, 2000, the Company had approximately 93 record and beneficial stockholders.


     Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this prospectus that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this prospectus.

         The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through June 30, 2000, the Company had an accumulated deficit of $5,752,064. During its fiscal year ended June 30, 2000, the Company entered into an exclusive worldwide license agreement with Stanford University for the patent rights to a patent application SUN-142-PRV, a novel use of nicotine as an agent for promoting growth of new blood vessels (angiogenesis) into areas of blood-starved tissue, a condition called ischemia. Pursuant to the license agreement, the Company obtained a 10 - year exclusive right of novel use of nicotine in angiogenesis. Stanford will continue research and development for the Company's research products under the licensing agreement, subject to pending agreements. Management anticipates this action will result in the Company saving approximately $500,000 in initial research cost due to Stanford's allocation of research facility and investigational scientists. As a result of the Company's decision in February 2000 to enter into the Stanford agreement and research alliance with Stanford, we believe the Company's technology portfolio was significantly enhanced.

         In October 1999, the Company presented pre-clinical data to the U.S. Food and Drug Administration (FDA) in preparation of its Investigational New Drug (IND) filing for Liprostin, its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's data and responded with a waiver of Phase I & II clinical trials, if the Company elected to proceed directly to a Phase III trial for the product. The Company will determine whether or not this waiver will be accepted or whether it will proceed on a conventional Phase I study, which it as prepared to do prior to the FDA's pre-submission IND meeting. In addition, the Company completed its FDA-required certified good manufacturing practice ("cGMP") development of Liprostin at the Collaborative BioAlliance manufacturing facility in Stoney Brook, New York. Clinical trial production levels of Liprostin are expected to be in place by the end of the third quarter 2000 as the Company's clinical studies begin.

         During the fiscal year ended June 30, 2000, the Company's net revenues increased to $24,312 compared with revenues of $5,000 for the previous fiscal year ended June 30, 1999. All revenues during this period were from sales of research and development services provided by the Company to third parties. The Company had agreements with two device manufacturers for original research and development of the proprietary use of Liprostin in the treatment of various vascular diseases by application of medicinal coatings to vascular stents for elimination or reduction of new tissue growth in and around the stents, a condition known as restenosis.

         During the fiscal year ending June 30, 2000 and 1999, costs and operating expenses were $2,879,039 and $801,543, respectively. The increase in costs and operating expenses for the year is primarily due to an increase in the cost of research and development, scientific consulting, facilities, and overhead.

         Cash flows used in operating activities for the fiscal year ending June 30, 2000 increased $1,189,204 to $1,566,576, compared to $377,372 for the previous fiscal year ending June 30, 1999, primarily due to the increased cost of scientific consultants, materials and prototype manufacturing.

         Interest expense decreased for the fiscal year ending June 30, 2000 by $66,614 or 34%. This was largely due to a significant reduction in the period of time the convertible debentures were outstanding during the fiscal year ended June 30, 2000.

         Research and development expenses totaled $976,798 during the fiscal year ending June 30, 2000, an increase of $765,520 from $211,278 for the fiscal year ended June 30, 1999. These expenses were related to the cost of new equipment, materials, labor and travel connected to the production scale-up for the Liprostin product under contract with Collaborative BioAlliance, Inc. in Stoney Brook, New York and the ongoing, in-house projects for medicinally coated vascular stents.


Liquidity and Capital Resources

         The Company had a working capital deficit on June 30, 2000, of $137,563, compared to a deficit of $461,280 in the previous fiscal year ending June 30, 1999. This decrease was primarily due to the proceeds received from the issuance of stock in the fiscal year ended June 30, 2000.

         The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA). In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million traunches. Pursuant to the commitment, the Company received $1.5 million on May 10, 2000, with $3 million remaining in the "take-down", however, there can be no assurance that the Company will receive any funds from the remaining traunches.

         The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operation.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is set forth at the end of this report.

                                    PART III


Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

         None.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2000, are as follows:

                                                                                        Period Served As
         Name                          Age              Position                        Officer/Director/Key Employee
         ---------------------------------------------------------------------------------------------------------------------------

         David P. Summers               61           Chief Executive Officer            Inception (1996) to
                                                                                        and Chairman Present

         Danilo D. Lasic                47           Chief Scientific Officer           June 1997 to Present
         Diane Dottavio                 49           Director of Research and           March 2000 to Present
                                                     Development

         Barbara J. Richardson          53           Vice President of Operations,      January 2000 to Present
                                                     Secretary and Director

         Roy A. Robertson               42           Vice President of                  March 2000 to Present
                                                     Business Development

         M. Dwight Cantrell             54           Chief Financial Officer,           January 1997 to Present
                                                                                        Treasurer and Director

         Gary R. Ball                   40           Director                           July 1996 to Present

         Claudio R. Roman               42           Director                           January 1997 to Present



Set forth below is a brief background of the executive officers, Directors and key employees of the Company, based on information supplied by them.

     Dr. David P. Summers serves as our Chief Executive Officer and Chairman. Dr. Summers has served in this capacity on a full-time basis since our inception and is primarily responsible for our operations as a whole. Prior to working with Endovasc, Dr. Summers founded American BioMed, Inc. and served as its President and Chief Executive Officer from 1984 to 1995. Dr. Summers is a Fellow in the American College of Angiology, a Fellow in the International Society for Endovascular Surgery, as well as the inventor of several medical devices used to treat cardiovascular diseases. He is the author of 18 issued patents and has 8 patents pending. Prior to founding American BioMed, Dr. Summers assisted with the management of several corporations, including C.R. Bard, Inc., a manufacture and distributor of cardiovascular medical products, Karl Stortz Endoscopy, an endoscopic instrument company, and Pall Corporation, a manufacturer and distributor of blood filtration products. Dr. Summers holds an M.B.A. degree from Pepperdine University as well as a Ph.D. in International Economics from Kennedy-Western University. He is also a member of the New York Academy of Sciences, the American Association of Advancement of Science, the Houston Inventors Association, the European Vascular Society and the Society of Plastic Engineers.

     Danilo D. Lasic, Ph.D. serves as our Chief Scientific Officer. Prior to joining us in June 1997, Dr. Lasic served as a genetic and drug delivery consultant with Liposome Consultations, Inc. for a year, and as a Director of Lipid Research with MegaBios, Inc., from 1994 to 1996. Dr. Lasic is a solid-state physicist specialized in drug delivery liposomes. Dr. Lasic holds a B.S. and M.S. in Chemistry from the University of Ljubljana, as well as a Ph.D. in Physics from the University of Ljubljana.

     Diane Dottavio serves as our Director of Research and Development. Prior to joining us in March of this year, Ms. Dottavio served as Senior Scientist with Leukosite, Inc., from 1994 to 1996, and as Director of Laboratory Instruction and Research at the University of Houston, from 1997 to this year. Ms. Dottavio holds a B.S. in Biology and a M.S. in Organic Chemistry from the University of New Mexico, as well as a Ph.D. in Biochemistry from the University of Texas.

     Barbara J. Richardson serves as our Vice President of Operations, Secretary and Director. Ms. Richardson has more than 8 years experience in small business management and marketing. Prior to joining us in January of this year, Ms. Richardson served as Senior Administrative Coordinator for Baylor College of Medicine, from 1994 to this year.

     Roy A. Robertson serves as our Vice President of Business Development. Mr. Robertson is a Candidate in the International Business Masters Program at Heriot-Watt University, The Edinburgh Business School in Edinburgh, Scotland and has studied business administration at the University of Maryland, College Park, Maryland. Mr. Robertson has 25 years of business development and marketing experience. Prior to joining us in March 2000, Mr. Robertson served as Vice President of Sales and Marketing with Millar Instruments, Inc., from 1995 to 1997, and as President of Pacific Biosystems, from 1998 to 1999. Mr. Robertson holds a B.A. in Anthropology from the University of Maryland.

     M. Dwight Cantrell serves as our Chief Financial Officer, Treasurer and Director, on a part-time basis. Mr. Cantrell has maintained, and continues to maintain, a public accounting practice in the state of Texas since 1976. Mr. Cantrell is a public accountant, and holds a B.S. in accounting from Southern Ohio University.

     Gary R. Ball serves as our Director and is one of our co-founders. Prior to co-founding us in July 1996, Mr. Ball served as a mechanical engineer with American BioMed, Inc., from 1991 to 1996. Mr. Ball is a co-inventor of two U.S. patents and is experienced in prototype design, research, and development, as well as reliability testing and patent research and filing.

     Claudio R. Roman serves as our Director. Mr. Roman is a practicing attorney in the State of Texas. Mr. Roman has maintained, and continues to maintain, a private law practice in the state of Texas since 1985. Mr. Roman holds a J.D. degree from the University of Houston School of Law.

     Our Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and duly qualified. Executive officers are elected by our Board of Directors annually and serve at the discretion of the Board.

     Non-employee Directors receive no salary for their services and receive no fee from the Company for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.


Item 10. EXECUTIVE COMPENSATION.


     The following table sets forth certain summary information with respect to the compensation paid to the our executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 1999, 1998, and 1997. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:


                                       Summary Compensation Table

                                                                          Long Term Compensation
                             Annual Compensation                  Awards                        Payouts

                                                            Other                        Securities
                                                            Annual       Restricted      Under-                        Other
Name and                                                    Compen-       Stock          Lying            LTIP         Compen-
Principal                           Salary       Bonus      sation        Awards         Options/       Payouts        sation
Position                   Year      ($)          ($)         ($)           ($)            ($)             ($)         SARs(#)

David P. Summers           2000     66,500         -            -            -               -              -             -
CEO and Director           1999     75,000         -            -            -          1,000,000         $0.25           -
                           1998     60,000         -            -            -               -              -             -

     Directors of the Company receive no compensation for their services as Directors.

Employment and Other Agreements


     We have entered into employment agreements with Dr. David Summers and Ms. Barbara Richardson. We entered into a three-year employment contract with Dr. Summers in 1996, providing for annual compensation of $150,000 in cash and equity interests. The original term of this contract has expired, but the term has been renewed for a one-year period each June since its original expiration.

     We also have a one-year automatically renewable employment contract with Ms. Richardson, providing for annual compensation of $60,000 in cash and equity interests.

     In addition, we have a six-month consulting agreement with Mr. Roy Robertson, providing for monthly compensation of $5,000. We intend to enter into full-time employment agreements with Mr. Robertson and Mr. Danilo Lasic in the near future.

Stock Option Plans

     We intend to propose a stock option plan (the "2000 Plan") to our shareholders for approval, pursuant to which 2,000,000 shares of common stock are reserved for issuance. The following is a description of the 2000 Plan as it is currently envisioned:

     The 2000 Plan will be administered by the Board of Directors, or by a committee with at least two Directors as delegated by the Board of Directors who determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock issuable upon the exercise of the options and the option exercise price.

     The 2000 Plan will be for a period of ten years. Options under the 2000 Plan must be issued within ten years from the effective date of the 2000 Plan. Options may be granted to officers, Directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. Options granted under the 2000 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the Board of Directors. Options will be non-transferable except to an option holder's personal holding company or registered retirement savings plan and except by the laws of descent and distribution or a change in our control, as defined in the 2000 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another, or (ii) a majority of the Board of Directors changes other than by election by the shareholders pursuant to a Board of Directors' solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

     If a participant ceases affiliation with us by reason of death, permanent disability or the retirement of an optionee either pursuant to a pension or retirement plan we adopted on the normal retirement date prescribed by us from time to time, the option remains exercisable for three months from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause that results in immediate termination of the option.

     Options granted under the 2000 Plan, at the discretion of the compensation committee or the Board of Directors, may be exercised either with cash, by certified check or bank cashier's check, common stock having a fair market equal to the cash exercise price, the participant's promissory note, or with an assignment to us of sufficient proceeds from the sale of the common stock acquired upon exercise of the Options with an authorization to the broker or selling agent to pay that amount to us, or any combination of the above.

     The exercise price of an option may not be less than the fair market value per share of common stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of United States (the
"ITA"). The exercise price of all future options will be at least 100% of the fair market value of the common stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether Directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a shareholder pursuant to subsection 15(1) of the ITA.

     Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 2000 Plan.

     The 2000 Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of common stock reserved for issuance upon the exercise of options granted under the 2000 Plan may not be increased without the consent of our shareholders.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of June 30, 2000, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.


                                                                                    Percentage of
Name and Address of                                       Amount of                 Beneficial
Beneficial Owner (1)                                      Beneficial                Ownership
                                                          Ownership(2)(3)
David P. Summers                                            3,032,278 (4)             28.12
Danilo D. Lasic                                                10,000                  0.08
Barbara J. Richardson                                          53,695                  0.41
Roy Robertson                                                  25,000                  0.20
M. Dwight Cantrell                                             50,000                  0.79
Gary R. Ball                                                  993,500 (5)              7.80
Claudio R. Roman                                               50,000                  0.39
Celeste Trust Reg.                                          1,075,179 (6)              7.78 (7)
Balmore Funds                                               1,218,536 (6)              8.73 (7)
Keshet L.P.                                                   788,465 (6)              5.83 (7)

All Directors and Executive Officers as a Group             4,811,778                  0.38
(7 persons)
----------------------
Less than 1%.

     (1) Except as otherwise noted, the address of the beneficial owners described in this table shall be c/o Endovasc Ltd., Inc., 15001 Walden Road, Suite 108, Montgomery, Texas 77356.

     (2) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the Record Date pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

     (3) Based upon 468,370 shares of common stock outstanding as of June 30, 2000, assuming no other changes in the beneficial ownership of our securities, except as noted in note (7) hereto.

     (4) Dr. Summer's beneficially owned shares include approximately 243,000 shares beneficially owned by his wife, Dorothy Summers. Dr. Summers exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

     (5) Mr. Ball's beneficially owned shares include approximately 5,000 shares beneficially owned by his wife, Sherry Ball. Mr. Ball exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

     (6) Represents shares of common stock issuable upon the conversion of Series A Preferred Stock which have been, or may be, issued.

     (7) Based upon the shares of common stock outstanding assuming conversion, as of June 30, 2000, of Series A Preferred Stock which have been, or may be, issued to this beneficial holder.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of the June 30, 2000, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

     Effective December 9, 1997, we entered into a stock option agreement with Gary R. Ball. Under this agreement, Mr. Ball is granted an option to purchase up to 600,000 shares of our common stock at a purchase price below the prevailing market price. The option is for a three year period expiring December 8, 2000.

     During the fiscal year ended June 30, 1998, we also entered into an agreement with M. Dwight Cantrell under the terms of which he was compensated for past services as our Director. Under the terms of this agreement, Mr. Cantrell was granted an option to purchase 100,000 shares of our common stock at a purchase price of $0.25 per share for a term of three years.

     During the fiscal year ended June 30, 1998, we entered into an agreement to purchase the rights to patent number 4,820,732 and patent number 955,878 from Francis Pizzulli. The purchase price was $125,000, $50,000 of which was payable upon execution and $75,000 of which was due by December 31, 1997. The agreement also called for the issuance of 200,000 shares of our common stock. We made the initial $50,000 payment and issued the 200,000 shares of stock, pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. However, we did not make the $75,000 payment as scheduled. The agreement indicated that if the final payment was not made within seven months from the execution of the agreement that the final payment would be increased to $150,000 plus the issuance an additional 200,000 shares of stock. We issued a total of 300,000 shares in final settlement of the agreement, in February 2000.

     Between March 1998 and December 1999, David Summers, our Chairman of the Board of Directors and Chief Executive Office, made two advances to us in the amounts of $123,000 and $25,000, respectively. These advances were made on an unsecured basis, with no interest accrual, and were due and payable on June 30, 2000. During December 1999, we issued 1,250,000 shares of common stock, valued at $0.10 to $0.12 per share as of the date of the issuance, in full and final repayment of the aforementioned advances.

     During the fiscal year ended June 30, 1998, we entered into an agreement with Claudio Roman, Esq., pursuant to which he was compensated for past services as our legal counsel. Under the terms of this agreement, Mr. Roman was granted an option to purchase 50,000 shares of our common stock at a purchase price of $0.25 per share for a term of three years.

     During fiscal year ending June 30, 1998, we entered into a stock option agreement with Dr. David P. Summers. Under this agreement, Dr. Summers is granted an option to purchase up to 1,000,000 shares of our common stock at a purchase price of $0.25 per share exercisable for a period of three years.

     The Company believes that all transactions between the Company and its officers, directors and employees described above are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under similar circumstances.


Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a)      INDEX TO EXHIBITS

                 Exhibit No.       Exhibit
                  3.1             Articles of Incorporation of the Company **
                  3.2             Bylaws of the Company **
                  4.1             Form of 8% Series A Senior Subordinated Convertible Redeemable Debenture **
                  4.2             Form of 8% Series B Senior Subordinated Convertible Redeemable   Debenture **
                  4.3             Specimen Stock Certificate of the Company **
                 10.1             Form of Employment Agreement with Dr. David Summers, dated  December 18, 1996 ***
                 10.2             Form of Employment Agreement with Ms. Barbara Richardson, dated  June 1, 2000 ***
                 10.3             Form of Consulting Services Agreement with Mr. Roy Robertson, dated March 1, 2000 ***
                 10.4             Form of Subscription Agreement for Purchase of Series A 8% Cumulative Convertible Preferred Stock*
                 10.5             Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions and
                                  Relative Rights of Series A 8% Cumulative Convertible Preferred Stock*
                 10.6             Form of Common Stock Purchase Warrant*
                 10.7             Lease of Company's Facility at 15001 Walden Road, Suite 108, Montgomery, Texas 77356 ***
                 10.8             Lease of Company's Facility at 15001 Walden Road, Suites 234 and 235, Montgomery, Texas 77356 ***
                 16.1             Letter on change in certifying accountant **
                 27.1             Financial Data Schedule

     * Incorporated by reference from the Registrant's Form SB-2, filed on June 30, 2000.

     ** Incorporated by reference from the Registrant's Form 10-SB, filed on December 3, 1999.

     *** Incorporated by reference from the Registrant's Form SB-2/A, filed on July 20, 2000.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDOVASC LTD., INC.


                                    By:/s/ David P. Summers
                                       David P. Summers, Chief Executive Officer


                                    By:/s/ Barbara J. Richardson
                                       Barbara J. Richardson, Secretary

Dated: September 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 28, 2000            /s/ David P. Summers
                                         David P. Summers, Chairman of the Board


Date:  September 28, 2000            /s/ M. Dwight Cantrell
                                         M. Dwight Cantrell, Director


Date:  September 28, 2000            /s/ Gary R. Ball
                                         Gary R. Ball, Director


Date:  September 28, 2000            /s/ Claudio R. Roman
                                         Claudio R. Roman, Director


Date:  September 28, 2000            /s/ Barbara J. Richardson
                                         Barbara J. Richardson, Director

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   ----------




                              FINANCIAL STATEMENTS
                           WITH REPORT OF INDEPENDENT
                   ACCOUNTANTS as of June 30, 2000 and for the
                       years ended June 30, 2000 and 1999,
                and for the period from inception, June 10, 1996,
                                to June 30, 2000

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   ----------


                                                                                                          Page(s)

Report of Independent Accountants                                                                           F-2

Financial Statements:

  Balance Sheet as of June 30, 2000                                                                         F-4

  Statement of Operations for the years ended
    June 30, 2000 and 1999, and for the period from
    inception, June 10, 1996, to June 30, 2000                                                              F-5

  Statement of Stockholders' Deficit for the years
    ended June 30, 2000 and 1999, and for the period
    from inception, June 10, 1996, to June 30, 2000                                                         F-6

  Statement of Cash Flows for the years ended
    June 30, 2000 and 1999, and for the period from
    inception, June 10, 1996, to June 30, 2000                                                              F-8

Notes to Financial Statements                                                                               F-9


                        Report of Independent Accountants



To the Stockholders of
Endovasc Ltd., Inc.


We have audited the accompanying balance sheet of Endovasc Ltd., Inc. (a development stage enterprise) as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception, June 10, 1996, to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc Ltd., Inc. as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, and for the period from inception, June 10, 1996, to June 30, 2000, in conformity with generally accepted accounting principles.














                                    Continued

Endovasc Ltd., Inc.
Page 2



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 9, the Company has incurred significant recurring losses from operations since inception, is in a negative working capital and accumulated deficit position at June 30, 2000, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 9. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Houston, Texas
September 19, 2000

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  June 30, 2000
                                   ----------

          ASSETS

Current assets:
  Cash and cash equivalents                                                                             $  926,121
                                                                                                        ----------

    Total current assets                                                                                   926,121

Property and equipment, net                                                                                 43,244
Other assets, net                                                                                          160,271
                                                                                                        ----------

      Total assets                                                                                      $1,129,636
                                                                                                        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                                  $   37,387
  Note payable to shareholder                                                                              795,748
  Accounts payable                                                                                         196,375
  Accrued liabilities                                                                                       34,174
                                                                                                        ----------

    Total current liabilities                                                                            1,063,684

Long-term debt, net of current maturities                                                                   22,858
                                                                                                        ----------

      Total liabilities                                                                                  1,086,542
                                                                                                        ----------

Commitment and contingencies

Stockholders' equity:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 14,553,370 shares issued
    and 12,468,370 shares outstanding                                                                       14,553
  Preferred stock, $.001 par value, 20,000,000
    shares  authorized,  15,000  shares  of Series A 8%  cumulative  convertible preferred stock issued and outstanding, stated value $100
    per share                                                                                                   15
  Additional paid-in capital                                                                             5,797,501
  Losses accumulated during the development
    stage                                                                                               (5,752,064)
  Treasury stock                                                                                           (16,911)
                                                                                                        ----------

    Total stockholders' equity                                                                              43,094
                                                                                                        ----------

      Total liabilities and stockholders'
        equity                                                                                          $1,129,636
                                                                                                        ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
                 for the years ended June 30, 2000 and 1999 and
         for the period from inception, June 10, 1996, to June 30, 2000
                                   ----------


                                                               Year Ended           Year Ended           Inception
                                                                 June 30,             June 30,          to June 30,
                                                                  2000                 1999                2000
                                                               ----------------------------------------------------

Income:
  Sales                                                        $    24,312          $    5,000          $    29,312
  Interest income                                                    6,775                -                   7,428
  Other income                                                        -                   -                   3,618
                                                               -----------          ----------          -----------

    Total income                                                    31,087               5,000               40,358
                                                               -----------          ----------          -----------

Costs and expenses:
  Operating, general and administrative
    expenses                                                     1,775,044             396,454            3,159,247
  Research and development costs                                   976,798             211,278            2,176,130
  Interest expense                                                 127,197             193,811              329,670
                                                               -----------          ----------          -----------

    Total costs and expenses                                     2,879,039             801,543            5,665,047
                                                               -----------          ----------          -----------

Net loss before extraordinary item                             $(2,847,952)         $ (796,543)         $(5,624,689)

Extraordinary loss on extinguishment
    of convertible debentures                                      127,375                -                 127,375
                                                               -----------          ----------          -----------

Net loss                                                       $(2,975,327)         $ (796,543)         $(5,752,064)
                                                               ===========          ==========          ===========


Weighted average shares outstanding                              9,575,153           7,217,096
                                                               ===========          ==========

Basic and diluted net loss per common Share:
    Before extraordinary item                                  $     (0.30)         $    (0.11)
    Extraordinary item                                               (0.01)               -
                                                               -----------          ----------

      Net loss per common share                                $     (0.31)         $    (0.11)
                                                               ===========          ==========







                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 for the years ended June 30, 2000 and 1999, and
          for the period from inception, June 10, 1996 to June 30, 2000
                                   ----------




                                                                                                            Losses
                                                                                                         Accumulated
                                                                              Additional                  During the
                                             Common Stock    Preferred Stock   Paid-In    Treasury       Development
                                        Amount        Shares  Amount  Shares   Capital      Stock           Stage          Total

Balance at inception, June 10,
 1996                               $      --            --     $-     -   $      --     $      --      $      --      $      --

Stock issued for equity secur-
  ities in 1996 .................         2,332     2,332,000   --     -       300,000          --             --          302,332

Stock issued for purchase of
  patent rights in 1996 .........         2,188     2,188,000   --     -       282,252          --             --          284,440

Stock issued for services in
 1997                                     1,702     1,702,000   --     -       354,198          --             --          355,900

Stock issued for cash in 1997 ...           305       304,571   --     -       205,196          --             --          205,501

Stock issued for purchase of
  patent rights in September
 1997                                       200       200,000   --     -       199,800          --             --          200,000

Stock issued for services in 1998            77        77,380          -          --          55,516           --           55,593

Stock subject to rescission .....          --            --     --     -          --         (16,911)          --          (16,911)

Losses accumulated during the
  period from inception, June 10,
  1996, to June 30, 1998 ........          --            --     --     -          --            --       (1,980,194)    (1,980,194)
                                    -----------   -----------   ----   -   -----------   -----------    -----------    -----------

Balance at June 30, 1998 ........         6,804     6,803,951   --     -     1,396,962       (16,911)    (1,980,194)      (593,339)

                     The accompanying notes are an integral
                       part of these financial statements.
                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF STOCKHOLDERS' DEFICIT, Continued
                 for the years ended June 30, 2000 and 1999, and
          for the period from inception, June 10, 1996 to June 30, 2000
                                   ----------

                                                                                                             Losses
                                                                                                           Accumulated
                                                                                 Additional                 During the
                                    Common Stock           Preferred Stock       Paid-In      Treasury      Development
                                Amount    Shares         Amount     Shares       Capital       Stock          Stage         Total
Conversion of debentures to
  common stock ..............    1,208    1,208,077         --           --        443,792         --            --         445,000

Stock issued for services ...      362      362,462         --           --        284,705         --            --         285,067

Net loss accumulated in 1999      --           --           --           --           --           --        (796,543)     (796,543)
                             ---------   ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at June 30,1999 .....    8,374    8,374,490         --           --      2,125,459      (16,911)   (2,776,737)     (659,815)

Conversion of debentures to
  common stock ..............    2,570    2,569,546         --           --        841,555         --            --         844,125


Stock issued for services ...    1,869    1,869,334         --           --      1,388,241         --            --       1,390,110

Conversion of note payable to
  shareholder to common stock    1,250    1,250,000         --           --        146,750         --            --         148,000

Issue of common stock in con-
  nection with license agree-
  ment ......................      190      190,000         --           --         62,511         --            --          62,701

Issue of common stock in set-
  tlement of lawsuit ........      300      300,000         --           --        192,700         --            --         193,000

Issuance of preferred stock .     --           --             15       15,000    1,040,285         --            --       1,040,300

Net loss accumulated in 2000      --           --           --           --           --           --      (2,975,327)   (2,975,327)
                            ----------   ----------   ----------   ----------    ----------    ----------  -----------   -----------

Balance at June 30, 2000       $14,553   14,553,370       $   15       15,000   $5,797,501     $ (16,911) $(5,752,064)   $   43,094
                            ==========   ==========   ==========   ==========    ==========    ==========  ===========   ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                 for the years ended June 30, 2000 and 1999, and
         for the period from inception, June 10, 1996, to June 30, 2000
                                   ----------

                                                              Year Ended          Year Ended             Inception
                                                                June 30,            June 30,            to June 30,
                                                                 2000                1999                   2000
                                                              -----------         -----------           -------------------

Cash flows from operating activities:
  Net loss                                                    $(2,975,327)        $ (796,543)           $(5,752,064)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Common stock and stock options
      issued as compensation for services                       1,390,110            285,067              2,286,670
      Extaordinary loss                                           127,375               -                   127,375
    Write down of long-lived assets to
      fair value                                                     -                  -                   284,440
    Depreciation and amortization expense                          11,774              3,242                 21,286
    Deferred income tax expense                                      -                  -                     7,994
    Amortization of discount on con-
      vertible debentures                                         125,000            125,000                250,000
    Changes in operating assets and
      liabilities:
      (Increase) decrease in other assets                         (94,670)            22,336               (102,584)
      Increase (decrease) in accounts
        payable and accrued liabilities                          (150,838)           (16,474)               216,936
                                                              -----------         ----------            -----------

          Net cash used in operating
            activities                                         (1,566,576)          (377,372)            (2,659,947)
                                                              -----------         ----------            -----------

Cash flows from investing activities:
  Capital expenditures                                            (38,756)            (3,198)               (57,751)
  Proceeds received from repayment of
    loan to stockholder                                              -                  -                    71,854
                                                              -----------         ----------            -----------

          Net cash provided by (used in)
            investing activities                                  (38,756)            (3,198)                14,103
                                                              -----------         ----------            -----------

Cash flows from financing activities:
  Proceeds from sale of equity securities                            -                  -                   302,332
  Proceeds from sale of common stock                                 -                  -                   205,501
  Proceeds from sale of convertible
    debenture and related conversion
    feature                                                       536,750            500,000              1,036,750
  Net proceeds from issuance of preferred
    stock                                                       1,040,300               -                 1,040,300
  Issuance of notes payable                                         8,965               -                   105,755
  Repayment of notes payable                                      (33,120)           (12,390)               (45,510)
  Proceeds from advances from
    stockholders                                                  858,500             10,100                943,748
  Purchase of treasury stock                                         -                  -                   (16,911)
                                                              -----------         ----------            -----------

          Net cash provided by financing
            activities                                          2,411,395            497,710              3,571,965
                                                              -----------         ----------            -----------

Net increase in cash and cash equivalents                         806,063            117,140                926,121

Cash and cash equivalents at beginning
  of period                                                       120,058              2,918                   -
                                                              -----------         ----------            -----------

Cash and cash equivalents at end of
  period                                                      $   926,121         $  120,058            $   926,121
                                                              ===========         ==========            ===========


Supplemental disclosure of cash flow information:

  Cash paid for interest expense                              $     7,903         $   63,105            $    79,670
                                                              ===========         ==========            ===========

  Cash paid for income taxes                                  $      -            $    -                $      -
                                                              ===========         ==========            ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.     Organization and Summary of Significant Accounting Policies

       Endovasc, Ltd., Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 10, 1996. The Company's principal business is the production of various drugs that can be administered using an advanced drug delivery system. The Company believes that its drug delivery system will ultimately be widely used by cardiologists, interventional radiologists and vascular surgeons. The Company is considered a development stage enterprise because it has not yet generated significant revenue from sale of its products and has devoted substantially all of its efforts in raising capital.

       Significant Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

       Cash and Cash Equivalents

       The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

       The Company maintains cash deposits in banks which may occasionally exceed the amount of federal deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any possible deposit loss is minimal.

       Property and Equipment

       Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.



                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

1.     Organization and Summary of Significant Accounting Policies, continued

       Issuance Costs

       Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.

       Income Taxes

       The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

       Research and Development

       Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

       Stock-Based Compensation

       Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

       Loss Per Share

       Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

       Fair Value of Financial Instruments

       The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.



                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

1.     Organization and Summary of Significant Accounting Policies, continued

       Impairment of Long-Lived Assets

       In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.


2.     License Agreement

       In February 2000 the Company entered into an exclusive license agreement with Stanford University to assist in the development of the Nicotine Receptor Agonist technology. For the exclusive rights to this license, the Company paid a non-refundable license fee of $100,000 plus 190,000 shares of the Company's common stock to Stanford University and the inventors of the technology. The term of the agreement is for 10 years or five years from the first commercial sale of a licensed product by the Company, whichever occurs first. The Company is also required to pay an annual royalty of $100,000 beginning February 1, 2001 and each year thereafter and a 6% royalty on net sales of any licensed product. The Company is required to pay to Stanford an additional $100,000 upon FDA approval of Phase I clinical trials, $300,000 upon FDA approval of Phase III clinical trials and $500,000 within six months after FDA marketing approval.

       The costs of obtaining the license of $162,701 were capitalized and included in other assets in the accompanying balance sheet. These costs are being amortized on a straight line basis over the term of the agreement.



                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

3.     Property and Equipment

       Property and equipment at June 30, 2000 consists of the following:
         Office furniture, fixtures and equipment                                             $   57,751

         Less accumulated depreciation                                                           (14,507)
                                                                                              ----------

                                                                                              $   43,244
                                                                                              ==========

       Depreciation expense during the year ended June 30, 2000 was $4,995.


4.     Notes Payable and Convertible Debentures

       Notes payable at June 30, 2000 consist of the following:

       Notes payable to a bank,  bearing  int- erest of prime (9.00% at June 30,
         2000) plus 1% per year and due in individual monthly installments of up to $1,238,  including interest,  through November 2002. These notes are uncollateralized but are guaranteed by two stockholders
         of the Company.                                                                      $   60,245

       Notes payable to stockholders, non- interest bearing and due on demand.
         These notes are uncollateralized.                                                       795 798
                                                                                              ----------

           Total notes payable                                                                   856,043

       Less current maturities                                                                  (833,185)
                                                                                              ----------

                                                                                              $   22,858
                                                                                              ==========



                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

4.     Notes Payable and Convertible Debentures, continued

       At June 30, 1999, the Company owed amounts under convertible debentures totaling $180,000 and received additional proceeds from convertible debentures of $536,750 during the year ended June 30, 2000. The debentures bore interest at a stated rate of 8% per year, payable at maturity in common stock of the Company. These debentures, originally scheduled to mature in July 2001, were convertible to shares of the Company's common stock at a conversion price per share equal to 75% of the average closing bid price of the common stock for the three days immediately preceding the date of conversion. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the discounted conversion feature, is approximately 33%. During the fiscal year ended June 30, 2000 all of the outstanding debentures were converted to common stock through a settlement in which the Company issued additional common stock, which resulted in an additional cost to the Company of $127,375.

       Future annual maturities of notes payable at June 30, 2000 are as follows:

         Year Ended
          June 30,                                                                              Amount

            2001                                                                              $  833,185
            2002                                                                                  18,276
            2003                                                                                   4,582
                                                                                              ----------

                                                                                              $  856,043
                                                                                              ==========

5.     Income Tax

       The composition of deferred tax assets and the related tax effects at June 30, 2000 are as follows:

         Benefit from carryforward of net
           operating losses                                                                   $  942,456

         Less valuation allowance                                                               (942,456)
                                                                                              ----------

           Net deferred tax asset                                                             $     -
                                                                                              ==========


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

5.     Income Tax, continued

       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                           2000                             1999
                                                 -----------------------------------------------------------
                                                                 Percentage                        Percentage
                                                                 of Pre-Tax                        of Pre-Tax
                                                   Amount           Loss            Amount            Loss
         Benefit for income tax at
           federal statutory rate                $1,011,611         34.0%         $  270,825          34.0%
         Non-deductible expenses                   (473,145)       (15.9)            (17,096)         (2.1)
         Increase in valuation
           allowance                               (538,466)       (18.1)           (253,729)        (31.9)
                                                 ----------        -----          ----------         -----

           Total                                 $     -             -  %         $     -              -  %
                                                 ==========        =====          ==========         =====

       The non-deductible expenses shown above related primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

       At June 30, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $2,800,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2016 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company.


6.     Stock Options and Warrants

       The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant.

       Effective December 9, 1997, the Company entered into a stock option agreement with an employee that granted the employee an option to purchase up to 600,000 shares of the Company's restricted common stock at a below market purchase price. The option is for a three year period expiring December 8, 2000. According to the agreement the employee vests in these options as follows:

                Date Vested                                                                    Amount

              December 9, 1998                                                               $  200,000
              December 9, 1999                                                                  200,000
              December 9, 2000                                                                  200,000
                                                                                             ----------

                                                                                             $  600,000
                                                                                             ==========

                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.     Stock Options and Warrants, continued

       The Company recognized compensation expense with respect to these stock options in the amount of $50,000. During the year ended June 30, 2000 the employee terminated his employment with the Company and by approval of the Board of Directors became fully vested in his stock options which were all subsequently exercised.

       During the year ended June 30, 1998, the Company also granted stock options to acquire upto 1,350,000 shares of the Company's restricted common stock at $0.25 per share, which approximates market value, for terms of three years.

       During the year ended June 30, 1999, the Company granted stock options to acquire up to 250,000 shares of the Company's restricted common stock. These stock options have a three year term and exercise prices of $0.40 to $0.75 per share, which approximated market value at date of grant.

       During the year ended June 30, 2000 the Company issued stock warrants to acquire 332,778 shares of the Company's common stock to certain companies for their role in the completion of the Company's preferred stock offering. These warrants have a three year term and an exercise price of $1.89 per share, which approximated market value at the date of grant. The Company also issued stock warrants to acquire 500,000 shares of the Company's common stock to a company as a finder's fee for the placement of the preferred stock offering. The warrants have a five year term and an exercise price of $0.10 per share. The costs associated with these stock warrants do not effect the Company's statement of operations as all costs would be offset against the offering proceeds and recorded through stockholders' equity.




                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.     Stock Options, continued

       The Company has issued stock options to employees and non-employee consultants as follows:

                                                                                                                    Weighted
                                      Number of Shares                                                              Average
                                                      Non-                         Exercis-        Exercise         Exercise
                                     Employee      Employee         Total            able            Price          Price
                                     --------------------------------------------------------------------------------------
       Options outstanding
         at June 30, 1998           1,600,000      350,000        1,950,000      1,200,000        $0.10-$0.75      $0.29

       Options granted                   -         250,000          250,000        100,000        $0.25-$0.75      $0.61
                                     --------      -------        ---------      ---------

       Options outstanding
         at June 30, 1999           1,600,000      600,000        2,200,000      1,550,000        $0.10-$0.75      $0.23

       Options granted                   -            -                -              -

       Options exercised             (600,000)        -            (600,000)          -           $0.10            $0.10
                                     --------      -------        ---------      ---------

       Options outstanding
         at June 30,2000                 -         600,000        1,600,000      1,550,000        $0.25-$0.75      $0.68
                                     ========      =======        =========      =========


       Following is a summary of outstanding options at June 30, 2000:

       Number of Shares                 Vested            Expiration Date               Exercise Price

         1,000,000                    1,000,000           June 30, 2001                     $0.25
         1,100,000                    1,100,000           June 30, 2004                     $0.25
           200,000                      150,000           June 17, 2001                      0.75
            50,000                       50,000           May, 2001                          0.75
           100,000                      100,000           June, 2001                         0.40
           150,000                      150,000           October, 2001                      0.75
           -------                      -------

           500,000                      450,000
           ====================================

       During the year ended June 30, 2000, for the first time, the Company has issued stock warrants to certain companies in payment of stock offering costs as follows:

                                                                                                                   Weighted
                                                                                                                   Average
                                                                  Number of        Exercis-        Exercise        Exercise
                                                                   Shares            able            Price         Price

       Warrants issued                                              832,778        832,778        $0.10-$1.89      $0.82
       Warrants cancelled                                              -              -           -                -
       Warrants exercised                                              -              -           -                -
                                                                  ---------        -------        -----------      -----
       Warrants outstanding at June 30, 2000                        832,778        832,778        $0.10-$1.89      $0.82
                                                                  =========        =======        ===========      =====





                                    Continued
                                      F-16

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.     Stock Options, continued


       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options.

       Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 6%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.70; and a weighted-average expected life of the options of 3 years. There were no new options granted in the fiscal year ended June 30, 2000.

       The  Black-Scholes  option  valuation  model  was  developed  for  use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                    Continued
                                      F-17

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.     Stock Options, continued

       For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance because the options may be fully exercised at that date. The Company's proforma information follows:

                                                       2000                 1999                        1998
                                                    ---------------------------------------------------------------
         Net loss available to common
           stockholders                             $(2,975,327)        $ (796,543)                    $(1,032,834)
         Proforma net loss available to
           common stockholders                      $(2,975,327)        $ (886,943)                    $(1,048,334)
         Proforma basic and dilutive
           loss per share                           $     (0.31)        $    (0.12)                    $     (0.16)


7.     Preferred Stock

       The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock.

       On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock.

       In   addition,  the  Series  A  preferred  stockholders  were  originally obligated to purchase an additional 30,000 shares of Series A 8% convertible preferred stock at the option of the Company subject to the Company's compliance with various covenants. The Company has violated certain of these covenants but the stockholders retain the right to waive any violations. The purchase price of the additional shares is $100 per share.

       If the conversion price is lower than the initial price at the date of issue, the Company has the right to redeem the shares of Series A preferred stock at 130% of its stated value per share.

                                    Continued
                                      F-18

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

8.     Commitments and Contingencies

       The Company is subject to certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

       The Company has entered into a one-year lease agreement for office space which is accounted for as an operating lease. Rent expense for the years ended June 30, 2000 and 1999 was $17,250 and $15,606, respectively.


9.     Going Concern Considerations

       Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 2000 and 1999, the Company incurred net losses of $(2,975,327) and ($796,543), respectively, and negative cash flows from operations of ($1,566,576) and ($377,372), respectively. These factors along with a ($137,563) negative working capital position at June 30, 2000 raise substantial doubt about the Company's ability to continue as a going concern.

       Management plans to take specific steps to address its difficult financial situation as follows:


o In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

o In the intermediate term, the Company plans a public registration of its common stock under the Securities and Exchange Act of 1933 to provide a means of expanding the market for its common stock and to provide a means of obtaining the funds necessary to bring its products to the commercial market.

o In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

9.     Going Concern Considerations, continued

              There can be no assurance that the Company's planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

       o The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

       o The ability of the Company to obtain positive test results of its products in clinical trials.

       o      The  ability  of  the  Company  to  ultimately  achieve   adequate
              profitability and cash flows to sustain its operations.

10.    Non-Cash Investing and Financing Activities

       During the years ended June 30, 2000 and 1999, and for the period of inception, June 10, 1996 to June 30, 2000) the Company engaged in certain non-cash investing and financing activities as follows:

                                                                                                 Inception
                                                             2000               1999              to Date
                                                          -------------------------------------------------

       Common stock issued in exchange
         for equity securities                            $     -            $     -             $  302,332
                                                          ==========         ==========          ==========

       Common stock issued upon conver-
         sion of debentures                               $  841,555         $  320,000          $     -
                                                          ==========         ==========          ==========

       Common stock issued for purchase
         of patent rights                                 $     -            $     -             $  484,440
                                                          ==========         ==========          ==========

       Common stock issued in settlement
         of lawsuit and related liabil-
         ities                                            $  193,000         $     -             $     -
                                                          ==========         ==========          ==========

       Common stock issued in connection
         with license agreement                           $   62,701         $     -             $     -
                                                          ==========         ==========          ==========

       Conversion of note payable to
         shareholder to common stock                      $  148,000         $     -             $     -
                                                          ==========         ==========          ==========
