Form 10QSB
period 2000-09-30
ENDOVASC LTD INC
filed 2000-11-14
CIK 1040415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

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

                                 (936) 448-2222
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2000, 14,881,744 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were issued and 12,796,744 shares were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   ----------




                              FINANCIAL STATEMENTS
             for the three months ended September 30, 2000 and 1999,
                and for the period from inception, June 10, 1996,
                              to September 30, 2000
                                   (Unaudited)

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   ----------

                                                                                                   Page(s)

Financial Statements:
  Balance Sheet as of September 30, 2000 and
    June 30, 2000                                                                                     F-1

    Statement of Operations for the three months ended
       September 30, 2000 and 1999, and for the period
       from inception, June 10, 1996, to September 30, 2000                                           F-2

    Statement of Changes in Stockholders' Deficit for
       the three months ended September 30, 2000                                                      F-3

    Statement of Cash Flows for the three months
       ended September 30, 2000 and 1999, and for the
    period from inception, June 10, 1996, to
    September 30, 2000                                                                                F-4

    Notes to Financial Statements                                                                     F-5


                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                   ----------
                      September 30, 2000 and June 30, 1999

                                                                                    September 30,              June 30,
                                                                                        2000                    2000
    ASSETS                                                                           (Unaudited)               (Note)

Current assets:
  Cash                                                                               $  435,660               $  926,121
                                                                                     ----------               ----------

    Total current assets                                                                435,660                  926,121

Property and equipment-net                                                              105,194                   43,244
Other assets                                                                            158,053                  160,271
                                                                                     ----------               ----------

      Total assets                                                                   $  698,907               $1,129,636
                                                                                     ==========               ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                               $   46,677               $   37,387
  Note payable stockholder                                                              791,054                  795,748
  Accounts payable                                                                      290,871                  196,375
  Accrued liabilities                                                                    69,402                   34,174
                                                                                     ----------               ----------

    Total current liabilities                                                         1,198,004                1,063,684

Long term debt, net of current maturities                                                18,382                   22,858
                                                                                     ----------               ----------

      Total liabilities                                                               1,216,386                1,086,542
                                                                                      ---------               ----------

Stockholders' deficit:
  Common stock, $.001 par value,  100,000,000 shares authorized,  14,881,744 and
    14,553,370 shares issued and 12,796,744 and 12,468,370 shares outstanding at
    September 30, 2000
    and June 30, 1999, respectively                                                      14,881                   14,553
  Preferred stock, $.001 par value, 20,000,000
    Shares  authorized,  1,500  shares  of  series A 8%  cumulative  convertible preferred stock issued and outstanding, stated value $100
    per share                                                                                15                       15
  Additional paid in capital                                                          5,822,173                5,797,501
  Losses accumulated during the development
    stage                                                                            (6,337,637)              (5,752,064)
  Treasury stock                                                                        (16,911)                 (16,911)
                                                                                     ----------               ----------

          Total stockholders' equity (deficit)                                         (517,479)                  43,094
                                                                                     ----------               ----------

            Total liabilities and stockholders'
              deficit                                                                $  698,907               $1,129,636
                                                                                     ==========               ==========

    Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
                  for the three months ended September 30, 2000
                and 1999 and for the period from inception, June
                         10, 1996, to September 30, 2000
                                   ----------
                                   (Unaudited)

                                                                   Three Months Ended                      Inception to
                                                                           September 30,                   September 30,
                                                                      2000                 1999                     2000
                                                                   -------   ------------------   ---------------------------

Revenue                                                         $     -              $   14,283            $    40,358

Operating expenses:
  Operating, general and admin-
    istrative expenses                                             237,137               84,628              3,396,384
  Research and development costs                                   318,600              229,912              2,494,730
  Interest expense                                                  29,836               22,989                359,506
                                                                ----------           ----------            -----------

    Total costs and expenses                                       585,573              337,529              6,250,620
                                                                ----------           ----------            -----------

Net loss before extraordinary
  item                                                             585,573              323,246              6,210,262

Extraordinary loss on extinguish-
  ment of convertible debentures                                      -                    -                   127,375
                                                                ----------           ----------            -----------

Net loss                                                        $ (585,573)          $ (323,246)           $(6,337,637)
                                                                ==========           ==========            ===========

Basic and dilutive net loss
  per common share                                              $    (0.05)          $    (0.04)
                                                                ==========           ==========

Weighted average shares
  outstanding                                                   12,714,918            8,426,773
                                                                ==========           ==========








                             See accompanying notes.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  for the three months ended September 30, 2000
                                   ----------
                                   (Unaudited)

                             Common Stock                            Preferred Stock
                               Number of     Dollar         Number of         Dollar     Paid-In       Treasury       Accumulated
                                Shares       Amount          Shares           Amount     Capital        Stock         Deficit
                             -----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance at June 30, 2000 .    14,553,370   $    14,553        15,000    $        15   $ 5,797,501    $   (16,911)   $(5,752,064)

Issue of common stock upon
  exercise of warrants ...       250,000           250          --             --          24,750           --             --

Conversion of preferred
  stock to common stock ..        78,374            78          (500)          --             (78)          --             --

Net loss .................          --            --            --             --            --             --         (585,573)
                             -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at September 30,
  2000                        14,881,744   $    14,881        14,500    $        15   $ 5,822,173    $   (16,911)   $(6,337,637)
                             ===========   ===========   ===========    ===========   ===========    ===========    ===========
















                             See accompanying notes.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        CONDENSED STATEMENT OF CASH FLOWS
                for the three months ended September 30, 2000 and
             1999 and for the period from inception, June 10, 1996,
                              to September 30, 2000
                                   ----------
                                   (Unaudited)

                                                                                                            Inception to
                                                                               September 30,                September 30,
                                                                        2000              1999                 2000
                                                                     ----------        ----------             -----------
Cash flows used in operating
  activities                                                          $ (453,633)       $ (227,544)           $(3,113,580)
                                                                      ----------        ----------            -----------

Cash flows used in investing
  activities                                                             (61,948)           (1,302)               (47,845)
                                                                      ----------        ----------            -----------

Cash flows from financing activities:
  Proceeds from sale of equity
    securities                                                              -                 -                   302,332
  Proceeds from sale of common stock                                      25,000              -                   230,501
  Purchase of treasury stock                                                -                 -                   (16,911)
  Proceeds from sale of convertible
    debt                                                                    -              130,500              1,036,750
  Proceeds from issuance of preferred
    stock                                                                                                       1,040,300
  Issuance (repayment) of notes payable                                    4,814            (3,193)                65,059
  Issuance (repayment) of note payable
    to stockholder, net                                                   (4,694)             -                   939,054
                                                                      ----------        ----------            -----------

    Net cash provided by financing
      activities                                                          25,120           127,307              3,597,085
                                                                      ----------        ----------            -----------

Increase (decrease) in cash and cash
  equivalents                                                           (490,461)         (101,539)               435,660

Cash and cash equivalents, beginning
  of period                                                              926,121           120,058                   -
                                                                      ----------        ----------            -----------

Cash and cash equivalents, end of period                              $  435,660        $   18,519            $   435,660
                                                                      ==========        ==========            ===========

Non-cash investing and financing
  activities:
  Common stock issued for services
    and license and patent rights                                     $     -           $     -               $ 2,286,670
                                                                      ==========        ==========            ===========

  Common stock issued for equity
    securities                                                        $     -           $     -               $   302,332
                                                                      ==========        ==========            ===========

  Common stock issued for settlement
    of lawsuit                                                        $     -           $     -               $   210,000
                                                                      ==========        ==========            ===========

  Common stock issued upon conversion
    of debentures                                                     $     -           $   80,000            $ 1,241,555
                                                                      ==========        ==========            ===========

                             See accompanying notes.

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   ----------

1.     Interim Financial Statements

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

       A summary of the Company's significant accounting policies and other information necessary to understand the interim financial statements is presented in the Company's audited financial statement for the years ended June 30, 2000 and 1999. Accordingly the Company's audited financial statements should be read in connection with these financial statements.


2.     Income Taxes

       The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.     Preferred Stock

       The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock.






                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   ----------

3.     Preferred Stock, continued

       On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock.

       In addition, the Series A preferred stockholders are obligated to purchase an additional 30,000 shares of Series A 8% convertible preferred stock ("Put Stock") at the option of the Company subject to the Company being in compliance with various covenants. The Company is currently not in compliance with these covenants but the stockholders maintain a right to waive any violations. The purchase price of the additional shares is $100 per share, which is its stated and liquidation value.

       If the conversion price is lower than the initial price on the date of issue, the Company has the right to redeem the shares of Series A 8% convertible preferred stock at 130% of its stated value per share.

       During the three months ended September 30, 2000, 500 shares of preferred stock were converted to 78,374 shares of common stock.


4.     Exercise of Warrants

       During the three months ended September 30, 2000, 250,000 shares of the Company's common stock was issued due to the exercise of warrants.

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


         The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through September 30, 2000, the Company had an accumulated deficit of $6,337,637. During its quarter ended September 30, 2000, the Company created a Regulatory Affairs Department and hired personnel to insure that the Company is aligned with the Food and Drug Administration (FDA) requirements in filing the Investigational New Drug application and the subsequent progress in clinical trials. At this time, the management and scientific and advisory boards reviewed the FDA's November 1999 waiver of Phase I and II trials with Liprostin(TM) and concurred that in order to ensure correct dosing and the success of the trials, the company should proceed with a short Phase I/II trial. With this approach, the company believes that fewer patients will be required for the pivotal Phase III trial and thereby project a shorter time-line to the successful completion of the trial. The Company convened its first Clinical Advisory Board Meeting at which the Advisory Board applauded the company's announcement that significant progress was being made in the development of a liposomal delivery system for Endovasc's licensed nicotine-based "angiogenic" agent nicotine receptor agonist, NRA to stimulate the growth of new blood vessels in diseased parts of the body. With this significant development, the company has now moved forward from pure research on nicotine into the development of an actual drug that can be used to treat human beings. The company now has two major vascular related drugs in the pipeline. The company confirmed that it will begin human studies in Italy using its nicotine-based blood vessel growth agent, NRA. In animal studies, the application of minute amounts of nicotine administered directly to blocked arteries resulted in very significant new blood vessel growth (angiogenesis). The human pilot study will involve patients with diseased heart muscle due to the deficiency of blood caused by obstruction in the blood vessel (ischemic cardiomyopathy) and chronic or uncontrolled chest pain (intractable angina pectoris).

         During the quarter ended September 30, 2000, the Company had no revenues compared with revenues of $14,283 during the quarter ended September 30, 1999. During the quarter ended September 30, 1999, the Company had agreement s with two device manufacturers for original research and development of the proprietary use of Liprostin in the treatment of various vascular diseases by application of medicinal coatings to vascular stents for elimination or reduction of new tissue growth in and around the stents, a condition known as restenosis. At the close of this quarter, the company was in negotiations to extend these agreements for the next stage of research and development which will move the company closer to license agreements with these device manufacturers.

Patent activity for the company during this quarter included the filing of a Continuation in Part (CIP) to its Biodegradable Stent patent 5,980,551, "Resorbable Prosthesis with Biodegradable Surface Coating and Method for Making Same" and the filing of the company's licensed nicotine receptor agonist for therapeutic angiogenesis in a number of Patent Convention Treaty (PTC) countries in Europe and Japan, which will provide world-wide patent protection of its exclusive world-wide license.

         During the quarter ending September 30, 2000 and 1999, costs and operating expenses were $585,573 and $337,529, respectively. The increase in costs and operating expenses for the quarter is primarily due to an increase in research and development, facilities, personnel and overhead as rent and other costs increased due to the ongoing expenditures required in the furnishing, equipment purchase and staffing of the new in-house laboratory.

         Cash flows used in operating activities for the quarter ending September 30, 2000 increased $226,089 to $453,633, compared to$227,544 for the previous quarter, primarily due to the increased cost of scientific personnel, materials and prototype manufacturing.

         Research and development expenses totaled $318,600 and $229,912 during the quarters ending September 30, 2000 and 1999, respectively. This increase is related to the cost of new equipment, materials, labor and travel connected to the initiation of the rabbit study at Stanford University with NRA and the ongoing, in-house projects for medicinally coated vascular stents.

Liquidity and Capital Resources

         The Company had a working capital deficit on September 30, 2000, of $762,344, compared to a deficit of $673,512 at June 30, 2000.

         This increase is a result of the Company's need for significant additional funds to enable it to proceed with its Phase I/II/III Liprostin clinical trials, as well as research and development of it's licensed product nicotine receptor agonist (NRA). In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million traunches. Pursuant to the commitment, the Company received $1.5 million on May 10, 2000, with $3 million remaining in the "take-down"; although the company anticipates the take-down of another $1.5 million in November, there can be no assurance that the Company will receive any funds from the remaining traunches.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                        ENDOVASC LTD., INC.


November 14, 2000                          By:      /s/ DAVID P. SUMMERS
                                                        David P. Summers,
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                        Accounting Officer)