Form 10QSB
period 2000-12-31
ENDOVASC LTD INC
filed 2001-02-14
CIK 1040415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

     [ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ TO _____________.

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of December 31, 2000, 17,137,211 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were issued and 15,052,211 shares were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS









                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   ----------




                              FINANCIAL STATEMENTS
                    for the three months and six months ended
                       December 31, 2000 and 1999, and for
                    the period from inception, June 10, 1996,
                              to December 31, 2000
                                   (Unaudited)

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   ----------

                                                                                                   F- Page(s)

Financial Statements:
Balance Sheet as of December 31, 2000 and
    June 30, 2000                                                                                     1

Statement of Operations for the three months
    and six months ended December 31, 2000 and
    1999, and for the period from inception,
    June 10, 1996, to December 31, 2000                                                               2

Statement of Changes in Stockholders' Deficit
    for the six months ended December 31, 2000                                                        3

Statement of Cash Flows for the six months ended
    December 31, 2000 and 1999, and
    for the period from inception, June 10, 1996,
    to December 31, 2000                                                                              4


Notes to Financial Statements                                                                         5


                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                   ----------
                       December 31, 2000 and June 30, 2000

                                                                                     December 31,               June 30,
                                                                                      2000                       2000
    ASSETS                                                                           (Unaudited)                (Note)

Current assets:
  Cash and cash equivalents                                                          $  431,862               $  926,121
                                                                                     ----------               ----------

    Total current assets                                                                431,862                  926,121

Property and equipment-net                                                              152,522                   43,244
Other assets                                                                            155,391                  160,271
                                                                                     ----------               ----------

      Total assets                                                                   $  739,775               $1,129,636
                                                                                     ==========               ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                               $   25,182               $   37,387
  Note payable-stockholder                                                              541,054                  795,748
  Accounts payable                                                                      126,015                  196,375
  Accrued liabilities                                                                    89,491                   34,174
                                                                                     ----------               ----------

    Total current liabilities                                                           781,742                1,063,684

Long term debt, net of current maturities                                                85,648                   22,858
                                                                                     ----------               ----------

      Total liabilities                                                                 867,390                1,086,542
                                                                                     ----------               ----------

Stockholders' deficit:
  Common stock, $.001 par value,  100,000,000 shares authorized,  17,137,211 and
    14,553,370 shares issued and 15,052,211 and 12,468,370 shares outstanding at
    December 31, 2000
    and June 30, 2000, respectively                                                      17,137                   14,553
  Preferred stock, $.001 par value, 20,000,000
    shares  authorized,  19,924  and  15,000  shares of  series A 8%  cumulative convertible  pre- ferred stock issued and  outstanding  at December 31, 2000 and June 30, 2000, respec-
    tively, stated value $100 per share                                                      20                       15
  Additional paid in capital                                                          6,821,184                5,797,501
  Losses accumulated during the development
    stage                                                                            (6,949,045)              (5,752,064)
  Treasury stock                                                                        (16,911)                 (16,911)
                                                                                     ----------               ----------

          Total stockholders' equity (deficit)                                         (127,615)                  43,094
                                                                                     ----------               ----------

            Total liabilities and stockholders'
              deficit                                                                $  739,775               $1,129,636
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

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
              forthe three months and six months ended December 31,
                2000 and 1999 and for the period from inception,
                       June 10, 1996, to December 31, 2000
                                   ----------
                                   (Unaudited)

                                                Three Months Ended                Six Months Ended          Inception to
                                                         December 31,                    December 31,       December 31,
                                               2000            1999             2000          1999           2000
                                          ------------------------------------------------------------------------------

Revenue                                   $   75,000       $     -         $    75,000     $   14,283        $   115,358
                                          ------------------------------------------------------------------------------

Operating expenses:
  Operating, general and ad-
    ministrative expenses                    319,058           64,955          556,195        149,583          3,715,442
  Research and development
    costs                                    336,000           89,548          654,600        319,460          2,830,730
  Interest expense                            31,350            4,120           61,186         27,109            390,856
                                          ------------------------------------------------------------------------------

    Total costs and expenses                 686,408          158,623        1,271,981        496,152          6,937,028
                                          ------------------------------------------------------------------------------

Net loss before extraordi-
  nary item                                  611,408          158,623        1,196,981        481,869          6,821,670

Extraordinary loss on ex-
  tinguishment of conver-
  tible debentures                              -                -                -              -               127,375
                                          ------------------------------------------------------------------------------

Net loss                                  $ (611,408)      $ (158,623)     $(1,196,981)    $ (481,869)       $(6,949,045)
                                          ==========       ==========      ===========     ==========        ===========

Basic and dilutive net loss
  per common share                           $    (0.04)      $    (0.02)     $     (0.09)    $    (0.05)
                                             ==========       ==========      ===========     ==========

Weighted average shares
  outstanding                             14,023,721        8,937,266       14,023,721      8,937,266
                                          ==========        =========       ==========      =========








                             See accompanying notes.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   for the six months ended December 31, 2000
                                   ----------
                                   (Unaudited)

                                      Common Stock              Preferred Stock
                               Number of     Dollar       Number of       Dollar        Paid-In       Treasury       Accumulated
                                Shares       Amount        Shares         Amount        Capital         Stock          Deficit
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------


Balance at June 30, 2000 .    14,553,370   $    14,553        15,000    $        15    $ 5,797,501    $   (16,911)   $(5,752,064)

Issue of common stock upon
  exercise of warrants ...       250,000           250          --             --           24,750           --             --

Issue of common stock upon
  exercise of options ....     1,100,000         1,100          --             --          273,900           --             --

Issue of common stock for
  services ...............       390,201           390          --             --          156,127           --             --

Issue of preferred stock .          --            --           7,500              7        569,750           --             --

Conversion of preferred
  stock to common stock ..       843,640           844        (2,576)            (2)          (844)          --             --

Net loss .................          --            --            --             --             --             --       (1,196,981)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31,
 2000                         17,137,211   $    17,137         19,924    $        20    $ 6,821,184    $   (16,911)  $(6,949,045)
                             ===========   ===========    ===========    ===========    ===========    ===========   ============





                             See accompanying notes.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        CONDENSED STATEMENT OF CASH FLOWS
             for the six months ended December 31, 2000 and 1999 and
       for the period from inception, June 10, 1996, to December 31, 2000
                                   ----------
                                   (Unaudited)

                                                                                                             Inception to
                                                                                 December 31,                 December 31,
                                                                          2000            1999                   2000
                                                                     -----------        ----------            -----------

Cash flows used in operating
  activities                                                         $(1,013,108)       $ (299,262)           $(3,673,055)
                                                                     -----------        ----------            -----------

Cash flows used in investing
  activities                                                             (66,183)           (1,302)               (52,080)
                                                                     -----------        ----------            -----------

Cash flows from financing activities:
  Proceeds from sale of equity
    securities                                                              -                 -                   302,332
  Proceeds from sale of common stock                                      25,000           131,000                230,501
  Purchase of treasury stock                                                -                 -                   (16,911)
  Proceeds from sale of convertible
    debt                                                                    -              130,500              1,036,750
  Net proceeds from issuance of preferred
    stock                                                                569,757              -                 1,610,057
  Issuance (repayment) of notes payable                                   (5,031)           (9,104)                55,214
  Issuance (repayment) of note payable
    to stockholder, net                                                   (4,694)             -                   939,054
                                                                     -----------        ----------            -----------

    Net cash provided by financing
      activities                                                         585,032           252,396              4,156,997
                                                                     -----------        ----------            -----------

Increase (decrease) in cash and cash
  equivalents                                                           (494,259)          (48,168)               431,862

Cash and cash equivalents, beginning
  of period                                                              926,121           120,058                   -
                                                                     -----------        ----------            -----------

Cash and cash equivalents, end of
  period                                                             $   431,862        $   71,890            $   431,862
                                                                     ===========        ==========            ===========

Non-cash investing and financing
  activities:
  Common stock issued for services
    and license and patent rights                                    $   156,517        $     -               $ 2,286,670
                                                                     ===========        ==========            ===========

  Common stock issued for equity
    securities                                                       $      -           $     -               $   302,332
                                                                     ===========        ==========            ===========

  Common stock issued for settlement
    of lawsuit                                                       $      -           $     -               $   210,000
                                                                     ===========        ==========            ===========

  Common stock issued upon conversion
    of debentures                                                    $      -           $   80,000            $ 1,241,555
                                                                     ===========        ==========            ===========

  Reduction of note payable to stock-
    holder and accrued liabilities
    through exercise of stock options                                $   275,000        $     -               $   275,000
                                                                     ===========        ==========            ===========

  Issuance of note payable for the
    purchase of equipment                                            $    55,616        $     -               $    55,616
                                                                     ===========        ==========            ===========

                             See accompanying notes.
                                       F-4

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






                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   ----------

3.     Preferred Stock, continued

       On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock. During the six months ended December 31, 2000, 2,576 shares of preferred stock were converted to 843,640 shares of common stock.


       In addition, the Series A preferred stockholders are obligated to purchase an additional 30,000 shares of Series A 8% convertible preferred stock ("Put Stock") at the option of the Company subject to the Company being in compliance with various covenants. The Company is currently not in compliance with these covenants but the stockholders maintain a right to waive any violations. The purchase price of the additional shares is $100 per share, which is its stated and liquidation value. During
       November 2000, the Company issued an additional 7,500 shares of this Series A preferred stock for proceeds to the Company of $569,757, which is net of related offering costs.

       If the conversion price is lower than the initial price on the date of issue, the Company has the right to redeem the shares of Series A 8% convertible preferred stock at 130% of its stated value per share.


4.     Stock Options and Warrants

       During the six months ended December 31, 2000, 250,000 shares of the Company's common stock were issued due to the exercise of warrants. In addition, 1,100,000 shares of common stock were issued due to the exercise of stock options, of which 1,000,000 of the shares was paid for through the reduction in the note payable to stockholder.

                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   ----------

4.     Stock Options and Warrants, continued

       On December 13, 2000 the Company granted options to purchase 1,325,500 shares of the Company's common stock at a price ranging from $0.40 to $1.00 per share, which was greater than the market price of the stock at the grant date.

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


General

Research and Development

         The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2000, the Company had an accumulated deficit of $6,949,045. During the Company's quarter ended December 31, 2000, the Company has moved forward with clinical trials of Liprostin(TM) (liposome encapsulated prostaglandin E-1) for critical limb ischemia (CLI); advanced in the animal studies of Nicotine Receptor Agonist (NRA); and entered into a collaboration with a major medical device manufacturer in the development of the Company's stent coating technology. On October 3, 2000, the company filed its investigational new drug application (IND) for Liprostin(TM) with the Food and Drug Administration (FDA). Following the successful review of the IND by the FDA, the company began Phase I clinical trial preparation. Phase I studies were designed to establish the effects of Liprostin(TM) in a small population of healthy humans to determine toxicity, absorption, distribution and metabolism. Phase I clinical site selected by the Company was Healthcare Discoveries in San Antonio, Texas, with Dr. Dennis A. Ruff as the Investigator. Following evaluation of Phase I data in January 2001, the IND will be submitted to the FDA for Phase II clinical trials, which will be conducted in a larger patient population of individuals afflicted with CLI and will test for safety and efficacy.

         The Company confirmed plans for a human pilot study to be conducted at EMO Centro Cuore Columbus in Milan, Italy by Investigator Dr. Antonio Colombo using its nicotine-based blood vessel growth agent, NRA. The human pilot study will involve patients with diseased heart muscle due to the deficiency of blood caused by obstruction in the blood vessel (ischemic cardiomyopathy) and chronic or uncontrolled chest pain (intractable angina pectoris). In animal studies conducted at Stanford University Medical Center in the laboratory of Dr. John Cooke, the application of minute amounts of nicotine administered directly to blocked arteries resulted in very significant new blood vessel growth (angiogenesis) in both mice and rabbits. Further studies of NRA in animals (dogs and pigs) will be conducted at Columbia University by Dr. Daniel Burkhoff in the first quarter of 2001.

Results of Operations

Three month period ended December 31, 2000 and December 31, 1999

         During the three months ended December 31, 2000, the Company had revenues of $75,000 compared with revenues of $-0- for the three months ended December 31, 1999. This revenue was a result of a feasibility study agreement, relating to the Company's stent-coating technology, with Advanced Cardiovascular Systems, Inc., a California Corporation and subsidiary of Guidant Corporation.

         Patent activity for the Company during the three months ended December 31, 2000 included the filing of two new patents: Method and Apparatus for Treating Vascular Disease with PGE-1 Bearing Liposomes, patent application serial no. 08/867,189; and Resorbable Prosthesis for Medical Treatment, patent application serial no. 60/236,593.

         During the three months ended December 31, 2000 and 1999, costs and operating expenses were $686,408 and $158,623, respectively. The increase in costs and operating expenses is primarily due to an increase in research and development, facilities, personnel and overhead as rent and other costs increased due to the ongoing expenditures required in the furnishing, equipment purchase and staffing of the new in-house laboratory, as well as the advances made in animal studies of NRA and human clinical trials of Liprostin(TM).

         Research and development expenses totaled $336,000 during the three months ended December 31, 2000, compared to $89,548 during the three months ended December 31, 1999. This increase of $246,452 was related to the cost of new equipment, materials, labor and travel connected to the initiation of the rabbit study at Stanford University with NRA, the Phase I and II clinical studies and preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents.

Six month period ended December 31, 2000 and December 31, 1999

         During the six months ended December 31, 2000, the Company had revenues of $75,000 compared with revenues of $14,283 for the six months ended December 31, 1999. This increase in revenue was a result of a feasibility study agreement, relating to the Company's stent-coating technology, with Advanced Cardiovascular Systems, Inc., a California Corporation and subsidiary of Guidant Corporation.

         During the six months ended December 31, 2000 and 1999, costs and operating expenses were $1,271,981 and $496,152, respectively. The increase in costs and operating expenses is primarily due to an increase in research and development, facilities, personnel and overhead as rent and other costs increased due to the ongoing expenditures required in the furnishing, equipment purchase and staffing of the new in-house laboratory, as well as the advances made in animal studies of NRA and human clinical trials of Liprostin(TM).

         Research and development expenses totaled $654,600 during the six months ended December 31, 2000, compared to $319,460 during the six months ended December 31, 1999. This increase of $335,140 was related to the cost of new equipment, materials, labor and travel associated with the initiation of the rabbit study at Stanford University with NRA, the Phase I and II clinical studies and preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents.

         Cash flows used in operating activities for the six months ended December 31, 2000 increased $713,486 to $1,013,108, compared to $299,262 for the six months ended December 31, 1999, primarily due to the increased cost of scientific personnel, materials and drug manufacturing in preparation for the Liprostin(TM) clinical trials.

Liquidity and Capital Resources

         The Company had a working  capital  deficit at December 31, 2000,    of
$349,880,  compared to a deficit of $137,563 at June 30, 2000.

         The Company requires significant additional funds to enable it to proceed with its Phase II/III Liprostin(TM) clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA). In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million tranches. Pursuant to the commitment, the Company received $1,040,300 on May 10, 2000, and $569,757 in November 2000, which is net of related offering costs. There can be no assurance that the Company will take down the remaining tranches.

         The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operation.

                                     PART II

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

                  Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three month period ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                        ENDOVASC LTD., INC.


February 14, 2001                          By:      /s/ DAVID P. SUMMERS
                                                        David P. Summers,
                                                        Chief Executive Officer
                                                        (Principal Financial and
                                                        Accounting Officer)