Form 10-Q
period 2001-03-31
ENDOVASC LTD INC
filed 2001-05-15
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ___________.

                                    000-28371
                            (Commission File Numbers)

                               ENDOVASC LTD., INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                              76-0512500
         (State or other jurisdiction of                    (IRS Employer
          incorporation or organization)           Identification Number)

                          15001 Walden Road, Suite 108
                             Montgomery, Texas 77356
                    (Address of principal executive offices)

                                 (936) 448-2222
              (Registrants' telephone number, including area code)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
     Yes  [X]            No  [ ]

     As of May 14, 2001, 22,526,413 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item  1.          Financial  Statements




                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000,
                AND FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996,
                                TO MARCH 31, 2001
                                   (UNAUDITED)

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                  PAGE(S)
                                                  -------
Financial Statements
Balance Sheet as of March 31, 2001
And June 30, 2000                                       1

Statement of Operations for the three months
and nine months ended March 31, 2001 and 2000,
and for the period from inception, June 10, 1996
to March 31, 2001                                       2

Statement of Changes in Stockholders' Deficit
for the nine months ended March 31, 2001                3

Statement of Cash Flows for the nine months
March 31, 2001 and 2000, and for the period from
inception , June 10, 1996, to March 31, 2001            4

Notes to Financial Statements                           5

                                       ENDOVASC LTD., INC.
                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                          BALANCE SHEET
                                           __________
                                MARCH 31, 2001 AND JUNE 30, 2000


                                                                   MARCH 31,     JUNE 30,
                                                                     2001          2000
    ASSETS                                                       (UNAUDITED)     (NOTE)
   --------                                                      -----------  ------------
Current assets:
  Cash and cash equivalents                                     $    54,339   $   926,121
                                                                ------------  ------------

    Total current assets                                             54,339       926,121

Property and equipment-net                                          200,897        43,244
Other assets                                                        149,969       160,271
                                                                ------------  ------------

      Total assets                                              $   405,205   $ 1,129,636
                                                                ============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                          $    42,106   $    37,387
  Note payable-stockholder                                          541,054       795,748
  Accounts payable                                                  376,598       196,375
  Accrued liabilities                                               110,327        34,174
                                                                ------------  ------------

    Total current liabilities                                     1,070,085     1,063,684

Long term debt, net of current maturities                           111,921        22,858
                                                                ------------  ------------

      Total liabilities                                           1,182,006     1,086,542
                                                                ------------  ------------

Stockholders= deficit:
  Common stock, $.001 par value, 100,000,000
    shares authorized, 20,602,056 and 14,553,370
    shares issued and 18,517,056 and 12,468,370
    shares outstanding at March 31, 2001
    and June 30, 2000, respectively                                  20,602        14,553
  Preferred stock, $.001 par value, 20,000,000
    shares authorized, 16,068 and 15,000 shares
    of series A 8% cumulative convertible pre-
    ferred stock issued and outstanding at
    March 31, 2001 and June 30, 2000, respec-
    tively, stated value $100 per share                                  16            15
  Additional paid in capital                                      6,860,339     5,797,501
  Losses accumulated during the development
    stage                                                        (7,640,847)   (5,752,064)
  Treasury stock                                                    (16,911)      (16,911)
                                                                ------------  ------------

      Total stockholders= equity (deficit)                         (776,801)       43,094
                                                                ------------  ------------

        Total liabilities and stockholders=
          deficit                                               $   405,205   $ 1,129,636
                                                                ============  ============

Note:  The balance sheet at June 30, 2000 has been derived from the audited financial statements at  that  date  but  does not include all of the information and footnotes required by generally accepted  accounting  principles  for  complete  financial  statements.  See accompanying notes.

                                       ENDOVASC LTD., INC.
                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 AND
                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2001
                                           ___________
                                           (UNAUDITED)

                                THREE  MONTHS  ENDED        NINE  MONTHS  ENDED     INCEPTION  TO
                                     MARCH  31,                  MARCH  31,          MARCH  31,
                                2001          2000          2001          2000          2001
                            ------------  ------------  ------------  ------------  ------------
Revenue                     $         -   $    10,000   $    75,000   $    24,283   $   115,358
Interest income                  15,116             -        15,116             -        15,116
                            ------------  ------------  ------------  ------------  ------------

  Total income                   15,116        10,000        90,116        24,283       130,474
                            ------------  ------------  ------------  ------------  ------------

Operating expenses:
  Operating, general and
    administrative
    expenses                    314,295       172,529       870,490       744,236     4,029,737
  Research and development
    costs                       354,013        66,871     1,008,613     1,035,724     3,184,743
  Interest expense                2,006         3,417         3,168        30,526       332,838
                            ------------  ------------  ------------  ------------  ------------

    Total costs and
      expenses                  670,314       242,817     1,882,271     1,810,486     7,547,318
                            ------------  ------------  ------------  ------------  ------------

Net loss before extra-
  ordinary item                (655,198)     (232,817)   (1,792,155)   (1,786,203)   (7,416,844)

Extraordinary loss on ex-
  tinguishment of conver-
  tible debentures                    -             -             -             -      (127,375)
                            ------------  ------------  ------------  ------------  ------------

Net loss                    $  (655,198)  $  (232,817)  $(1,792,155)  $(1,786,203)  $(7,544,219)
                            ============  ============  ============  ============  ============

Basic and dilutive net
  loss per common share     $     (0.04)  $     (0.02)  $     (0.12)  $     (0.16)
                            ============  ============  ============  ============

Weighted average shares
  outstanding                15,305,838    10,898,453    15,305,838    10,898,453
                            ============  ============  ============  ============


                           See  accompanying  notes.

                                           ENDOVASC  LTD.,  INC.
                            (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
                         STATEMENT  OF  CHANGES  IN  STOCKHOLDERS=  DEFICIT
                           FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2001
                                                ___________
                                                (UNAUDITED)

                                 COMMON STOCK           PREFERRED  STOCK
                             NUMBER OF  DOLLAR    NUMBER OF   DOLLAR     PAID-IN     TREASURY    ACCUMULATED
                              SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL      STOCK        DEFICIT
                            ----------  -------  ----------  --------  -----------  ----------  -------------
Balance at June 30, 2000    14,553,370  $14,553     15,000   $    15   $5,797,501   $ (16,911)  $ (5,752,064)

Issue of common stock upon
  exercise of warrants         250,000      250          -         -       24,750           -              -

Issue of common stock upon
  exercise of options        1,100,000    1,100          -         -      273,900           -              -

Issue of common stock for
  services                     500,301      500          -         -      169,911           -              -

Issue of preferred stock             -        -      7,500         7      569,750           -              -

Conversion of preferred
  stock to common stock      3,988,050    3,988     (6,628)       (6)      (3,988)          -              -

Dividends declared on
  preferred stock                    -        -          -         -            -           -        (96,628)

Issue of common stock as
  payment of dividends on
  preferred stock              182,835      183          -         -       23,043           -              -

Issue of common stock for
  cash                          27,500       28          -         -        5,472           -              -

Net loss                             -        -          -         -            -           -     (1,792,155)
                            ----------  -------  ----------  --------  -----------  ----------  -------------

Balance at March 31,
  2001                      20,602,056  $20,602     15,872   $    16   $6,860,339   $ (16,911)  $ (7,640,847)
                            ==========  =======  ==========  ========  ===========  ==========  =============


                           See  accompanying  notes.

                                 ENDOVASC  LTD.,  INC.
                    (A  CORPORATION  IN  THE  DEVELOPMENT  STAGE)
                        CONDENSED  STATEMENT  OF  CASH  FLOWS
           FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2001  AND  2000  AND
       FOR  THE  PERIOD  FROM  INCEPTION,  JUNE  10,  1996,  TO  MARCH  31,  2001
                                       __________
                                      (UNAUDITED)


                                                                     INCEPTION TO
                                                        MARCH 31,     MARCH 31,
                                             2001         2000           2001
                                         ------------  -----------  --------------
Cash flows used in operating
  activities                             $(1,379,980)  $ (484,567)  $  (4,039,927)
                                         ------------  -----------  --------------

Cash flows used in investing
  activities                                 (66,183)      (1,237)        (52,080)
                                         ------------  -----------  --------------

Cash flows from financing activities:
  Proceeds from sale of equity
    securities                                     -            -         302,332
  Proceeds from sale of common stock          30,500            -         236,001
  Purchase of treasury stock                       -            -         (16,911)
  Proceeds from sale of convertible
    debt                                           -      230,500       1,036,750
  Net proceeds from issuance of pre-
    ferred stock                             569,757            -       1,610,057
  Issuance (repayment) of notes payable      (21,182)     (12,754)         39,063
  Issuance (repayment) of note payable
    to stockholder, net                       (4,694)     148,000         939,054
                                         ------------  -----------  --------------

    Net cash provided by financing
      activities                             574,381      365,746       4,146,346
                                         ------------  -----------  --------------

Increase (decrease) in cash and cash
  equivalents                               (871,782)    (120,058)         54,339

Cash and cash equivalents, beginning
  of period                                  926,121      120,058               -
                                         ------------  -----------  --------------

Cash and cash equivalents, end of
  period                                 $    54,339   $        -   $      54,339
                                         ============  ===========  ==============

Non-cash investing and financing
  activities:
  Common stock issued for services
    and license and patent rights        $   170,411   $1,349,699   $   2,300,564
                                         ============  ===========  ==============

  Common stock issued for equity
    securities                           $         -   $        -   $     302,332
                                         ============  ===========  ==============

  Common stock issued for settlement
    of lawsuit                           $         -   $  210,000   $     210,000
                                         ============  ===========  ==============

  Common stock issued upon conversion
    of debentures                        $         -   $  558,500   $   1,241,555
                                         ============  ===========  ==============

  Reduction of note payable to stock-
    holder and accrued liabilities
    through exercise of stock options    $   275,000   $        -   $     275,000
                                         ============  ===========  ==============

  Issuance of note payable for the
    purchase of equipment                $   114,964   $        -   $     114,964
                                         ============  ===========  ==============


                           See  accompanying  notes.

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

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

     A summary of the Company=s significant accounting policies and other information necessary to understand the interim financial statements is presented in the Company=s audited financial statements for the years ended June 30, 2000 and 1999. Accordingly the Company=s audited financial statements should be read in connection with these financial statements.


2.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

3.   PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock.


                                   Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________

3.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

     On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock. During the nine months ended March 31, 2001, 6,628 shares of preferred stock were converted to 3,988,050 shares of common stock.


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


4.   STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     During the nine months ended March 31, 2001, 250,000 shares of the Company's common stock were issued due to the exercise of warrants. In addition, 1,100,000 shares of common stock were issued due to the exercise of stock options, of which 1,000,000 of the shares was paid for through the reduction in the note payable to stockholder.


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________

4.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

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

General  Overview
-----------------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through March 31, 2001, the Company had an accumulated deficit of $7,640,847. During the Company's quarter ended March 31, 2001, the Company has successfully completed Phase I clinical trials of Liprostin(TM) (liposome encapsulated prostaglandin E-1) for critical limb ischemia (CLI). The Phase I study, conducted at Healthcare Discoveries in San Antonio, TX with Dr. Dennis A. Ruff as the Investigator, was with a small population of healthy human volunteers to specifically determine the toxicity, absorption, distribution metabolism and dose-ranging for Liprostin(TM). Following evaluation of Phase I data in January 2001, an Investigator's Meeting was held on February 13, 2001 at the University of Texas-Houston, Memorial Hermann Hospital to review the results and to discuss the protocol for Phase II and III clinical trials. Subsequently a decision was made by Management and the Investigators to accept the FDA original recommendation, waiving Phase I and II, and proceed directly to Phase III based on positive evidence from Phase I. Phase III clinical trials will be conducted in a larger patient population of individuals afflicted with CLI.

     The Company continued work at Stanford University on its nicotine receptor agonist (NRA) with a rabbit study of ischemic hind limb which models peripheral artery occlusive disease (PAOD) in humans. Further confirmation from the rabbit study of significant safety and efficacy of the drug in stimulating angiogenesis (the growth of new blood vessels) was presented in February to the American Heart Association (AHA) meeting in Santa Fe, New Mexico on Therapeutic Angiogenesis. An abstract and poster entitled "Nicotine Enhances Peripheral Conductance in a Rabbit Model of Femoral Occlusion" was presented by Christopher Heeschen, M.D. Dr. Daniel Burkhoff, Associate Professor of Medicine in the Division of Circulatory Physiology at Columbia University's College of Physicians and Surgeons and an Associate Attending Physician at the New York

Presbyterian Hospital completed animal testing of NRA in dogs in the quarter ending March 31, 2001. Animal studies of NRA are proceeding in an ischemic pig model in the current quarter. Upon completion of the pig studies, the Company expects to proceed later this year with a human pilot study to be conducted by Dr. Antonio Colombo at EMO Centro Cuore Columbus in Milan, Italy in patients with diseased heart muscle resulting from a deficiency of blood caused by obstruction in the blood vessel (ischemic cardiomyopathy) and chronic or uncontrolled chest pain (intractable angina pectoris).

     During the quarter ended March 31, 2001, the Company continued its stent coating feasibility study with a major medical device company as well as its own development studies with positive results achieved in the further development of this technology.

Results  of  Operations
-----------------------

Three  month  period  ended  March  31,  2001  and  2000
--------------------------------------------------------

     During the three months ended March 31, 2001, the Company had revenues of $-0- compared with revenues of $10,000 for the three months ended March 31, 2000.

     During the three months ended March 31, 2001 and 2000, costs and operating expenses were $670,314 and $242,817, respectively. The increase in costs and operating expenses is primarily due to an increase in research and development, facilities, personnel and overhead as rent and other costs increased due to the ongoing expenditures required in the furnishing and staffing of the new in-house laboratory, as well as the advances made in animal studies of NRA and human clinical trials of Liprostin(TM).

     Research and development expenses totaled $354,013 during the three months ended March 31, 2001, compared to $66,871 during the three months ended March 31, 2000. This increase of $287,142 was related to the cost of new equipment, materials, labor and travel connected to the initiation of the rabbit study at Stanford University with NRA, the Phase I and II clinical studies and preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents.

Nine  month  period  ended  March  31,  2001  and  2000
-------------------------------------------------------

     During the nine months ended March 31, 2001, the Company had revenues of $75,000 compared with revenues of $24,283 for the nine months ended March 31, 2000. This increase in revenue was a result of a feasibility study agreement entered into in 2001, relating to the Company's stent-coating technology, with Advanced Cardiovascular Systems, Inc., a California Corporation and subsidiary of Guidant Corporation.

     During the nine months ended March 31, 2001 and 2000, costs and operating expenses were $1,882,271 and $1,810,486, respectively. The increase in costs and operating expenses is primarily due to an increase in research and development, facilities, personnel and overhead as rent and other costs increased due to the ongoing expenditures required in the furnishing, equipment purchase and staffing of the new in-house laboratory, as well as the advances made in animal studies of NRA and human clinical trials of Liprostin(TM).

     Research and development expenses totaled $1,008,613 during the nine months ended March 31, 2001, compared to $1,035,724 during the nine months ended March 31, 2000. This change reflects the continued cost of new equipment, materials, labor and travel associated with the rabbit study at Stanford University with NRA, the Phase I and II clinical studies and preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents.

     Patent activity for the Company during the nine months ended March 31, 2001 included the filing of two new patents: Method and Apparatus for Treating
Vascular Disease with PGE-1 Bearing Liposomes, patent application serial no. 08/867,189; and Resorbable Prosthesis for Medical Treatment, patent application serial no. 60/236,593.

     Cash flows used in operating activities for the nine months ended March 31, 2001 increased $895,413 to $1,379,980, compared to $484,567 for the nine months ended March 31, 2000, primarily due to the cash payments for the cost of scientific personnel, materials and drug manufacturing in preparation for the Liprostin(TM) clinical trials, as compared to the expenses being paid for in stock during the nine months ended March 31, 2000.

Liquidity  and  Capital  Resources
----------------------------------

     The Company had a working capital deficit at March 31, 2001, of $1,015,746, compared to a deficit of $137,563 at June 30, 2000.

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

                                     PART II
                                OTHER INFORMATION


Item  1.     Legal  Proceedings

     We have been named as a defendant in a case styled David F. Miller v. Endovasc Ltd., Inc., Number 99-4-02283, in the 9th Judicial District Court of Montgomery County, Texas. The plaintiff is claiming that he is owed 540,000 shares of common stock of Endovasc Ltd., Inc. in connection with a consulting agreement. A bench trial was held on May 14, 2001. No verdict has been rendered at this time.


Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits  --  None.


(b     Reports  on  Form  8-K  -  None.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        ENDOVASC  LTD.,  INC.



                                        _____________________________
May  14, 2001                           By:     /s/     David P. Summers
                                                        David P. Summers
                                        Chief  Executive  Officer



                                        _____________________________
May  14,  2001                          By:     /s/     M. Dwight Cantrell
                                                        M. Dwight Cantrell
                                        Chief  Financial  Officer