Form 10KSB
period 2001-06-30
ENDOVASC LTD INC
filed 2001-09-28
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                     For the Fiscal Year Ended June 30, 2001
                              ---------------------
                          Commission File No. 000-28371


                               Endovasc Ltd., Inc.
                 (Name of Small Business Issuer in Its Charter)




                    Nevada                                  76-0512500
         ----------------------------------------------------------------
         (State  or  Other  Jurisdiction  of                 (I.R.S.  Employer
         Incorporation  or  Organization)              Identification  Number)




              15001  Walden  Road  Suite  108  Montgomery,  Texas  77356
       -----------------------------------------------------  ------------
               (Address  of  principal  executive  offices)  (Zip  Code)

                                 (936)  448-2222
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

     The  Company's  revenues  for  its  most  recent  fiscal  year  were  $75M.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $1,881,951 as of September 25, 2001, based on the average bid and asked price of $0.04 per share as of that date.


--------------------------------------------------------------------------------

     There were 58,811,798 shares of Common Stock, $.001 par value, outstanding as of September 25, 2001. Additionally, there were 12,255 shares of Series A Convertible Preferred Stock, $.001 par value per share, outstanding as of September 25, 2001.

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

     On or about October 8, 1999, we received preclinical approval to file an Investigational New Drug application for Phase I and II clinical trials of our Liprostin technology. On or about February 25, 1999, we obtained the exclusive licensing rights to Nicotine Receptor Agonist ("NRA") technology from the University of Stanford, in exchange for stock and cash. We have commenced preclinical trials on the safety and efficacy of NRA in conjunction with Stanford University and Columbia University.

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

     Currently, our product development is focused on three product lines-- Liprostin, Nicotine Receptor Agonist, and stent coating. Although we hold patents and patents pending for products in the process of clinical testing, our products have not been approved for general sales. Consequently, we have not generated any revenues from the sale of products and have historically operated with significant losses. Although our current development efforts focus on vascular (heart and lung) applications of our products, we intend to develop our technologies for use in many medical treatment applications. We believe that our unique and highly adaptable technologies will put our products at the forefront of the multi-billion dollar drug market.

     Liprostin  Technology

     Our Liprostin products provide targeted delivery of Prostaglandin E-1 to blood vessels in connection with angioplasty procedures. Angioplasty is a common medical procedure that utilizes a small balloon-like structure to expand and clear blocked cardio-pulmonary blood vessels. Prostaglandin E1, a naturally occurring hormone, is used to prevent common secondary blockages from occurring after angioplasty treatment; these blockages are known as restenosis. Restenosis following balloon angioplasty or stent placement is the most common problem


--------------------------------------------------------------------------------
occurring in the over 1,000,000 patients undergoing these procedures annually worldwide, according to the American Heart Association. According to the American Heart Association, the incidence of restenosis can be as high as 40-50%, within six months of the procedure (slightly less with stents) and most drugs tested have not yet been proven to reduce restenosis significantly in clinical trials. Similarly, Prostaglandin E1's short lifespan in the blood stream can render it ineffective in preventing restenosis. Liprostin delivery system utilized liposomal encapsulation of Prostaglandin E1 to provide a longer and more controlled release of Prostaglandin E1 and to improve therapeutic effectiveness of the drug. Liprostin, as an adjunct therapy for the treatment of critical limb ischemic (CLI) complications will be administered as an intra-arterial bolus prior to, and immediately after PTA and followed by intravenous infusion. We intend to develop our Liprostin product lines further to treat conditions such as restenosis, coronary arrest, occlusive disease, ischemic ulcers, CLI (limb salvage), claudicants, liver disease,arthritis, and as a topical solution for wound healing.

     We have successfully completed Phase I clinical trials of Liprostin and, at the previous recommendation by the FDA are preparing for Phase III clinical trials for Critical Limb Ischemia (CLI) in a large patient base including clinical sites in both the U.S. and Buenos Aires.

     We have protected our proprietary rights to Liprostin technology through US Patent 4,820,732, US Patent 4,955,878 and Notice of Allowance to US Patent 5,980,551 received on November 9, 1999, and Trademark Application Ser. No.
75/632,736  (Liprostin)  and  various  patents  pending.


     Stent  Coating  Technology

     We are developing Prostaglandin E-1 coated balloon catheters and stents, as well as Nicotine Receptor Agonist (NRA) coated stents for varied vascular applications. As described above, balloon catheters are utilized to physically expand and clear blocked blood vessels in vascular surgical procedures. Conversely, stents are small structures used during and after vascular surgery to support vessels and deliver agents that promote healing. This technology accomplishes the opening and maintenance of a blood vessel by mechanical means (stent) while providing medicinal drug treatment from the gradual release of Prostaglandin E1, NRA or other drugs from the slowly degrading, biocompatible substrate of the intravascular stent. Other therapeutic treatments include anti-tumor agent coated stents placed in the main feeding vessels for treatment of malignant tumors, where the stent will continuously release anti-tumor drugs directly to the tumor site.

     We have protected our proprietary rights to our stent coating technology through patents and patents pending.


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

     Further study of our Nicotine Receptor Agonist technology revealed more conclusive results. Experiments have shown that nicotine promotes angiogenesis and vasculogenesis in areas of the body that are deprived of proper blood supply. Blockages of the arteries that feed an organ, often caused by build-up of fatty material, cholesterol and plaques in arterial walls, may deprive the tissue of proper blood supply. These blockages reduce the body's ability to


--------------------------------------------------------------------------------
supply organs and surrounding tissue with nutrients, particularly oxygen, which results in a condition called ischemia. Ischemia reduces cells' ability to function and in severe cases causes rapid cell death. The body naturally defends against ischemia by reducing the work required from the affected area and attempting to grow new blood vessels into the ischemic area. Stanford researchers found tobacco smokers had significantly more growth of new vessels around such blockages than non-smokers, apparently due to the therapeutic effects of nicotine. Upon further analysis, researchers determined that a particular fraction of the nicotine molecule could provide a method of treating and preventing a range of diseases and ailments involving angiogenesis. These diseases, such as myocardial and cerebral infarction, mesenteric or limb ischemia, common wounds, vascular occlusion, and vascular stenosis, commonly called "hardening of the arteries", affect millions of persons every year in the United States alone (American Heart Association).

     We estimate that the market for treatment of these diseases is over $5 billion. For example, we estimate that a course of treatment for coronary ischemia utilizing Nicotine Receptor Agonist drugs would cost approximately $10,000 to $15,000. This type of treatment would be significantly less expensive and intensive than current alternatives of angioplasty and or open heart surgery, providing a "biological bypass." We hope to market a commercially viable product using this Nicotine Receptor Agonist technology within three years.


Distribution  Methods

     Upon receipt of necessary governmental regulatory consent, we intend to distribute products utilizing our Liprostin, stent-coating, and Nicotine Receptor Agonist technologies worldwide. As previously described, we are developing our products for varied vascular applications.

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

     We have patent protection for several products and are pursuing patent and trademark applications for additional products. In August 1996, Dr. Jackie R. See transferred and assigned patent rights in the United States, Germany and Canada for two of our products. The first patent, United States Patent No. 4,820,732, was issued on April 11, 1989, and protects our proprietary technology regarding a "Method and Composition for Reducing Dysfunction in Angioplasty Procedures". The second patent, United States Patent No. 4,955,878, was issued on September 11, 1990, and protects our proprietary technology regarding a "Kit for Treating Arterial Dysfunction Resulting from Angioplasty Procedures". We have not maintained the application of this second patent and intend to let its protections expire to the benefit of the public domain, except as limited by patent applications described below.

     In addition to these assigned patents, we obtained a United States patent for our proprietary technology regarding a "Composition and Method for Making a Biodegradable Drug Delivery Stent", on November 9, 1999. Similarly, we have filed a patent application for this technology under the Patent Cooperation Treaty, as well as with the European Patent office and European Union. These applications seek patent protection in France, Germany and the United Kingdom.


--------------------------------------------------------------------------------

     We have United States patent applications pending for several other technologies. In June 1997, we filed a United States patent application for our proprietary technology regarding a "Method and Apparatus for Treating Vascular Disease with PGE-1 Bearing Liposomes". In May 1999, we filed a United States patent application for our proprietary technology regarding "Prosthesis with Biodegradable Surface Coating and Method for Making Same". The May 1999 application is a "continuation in part" of our patent application regarding "Composition and Method for Making a Biodegradable Drug Delivery Stent," and, if granted, will protect this technology's application in various medical products. In June 1999, we filed a United States patent application for our proprietary technology regarding "Sterically Stabilized Liposomes with Improvement of Blood Retention Times and Targeting of Sites of Disease by Prostaglandins in Particulate Drug Carriers." In May 2000, we filed a United States patent application for proprietary technology regarding "Resorbable Prosthesis with Biodegradable Surface Coating and Method for Making Same."

     We are seeking trademark protection for the name Liprostin(TM) under Trademark Application Ser. No. 75/632,736. In May of 1999, the United States Patent and Trademark Office notified us that our pending Patent US Ser. No. 09/309,949 would be allowed (Notice of Allowance). We also own rights to several trademarks employed in our business, including our logo, the registered domain name of www.endovasc.com, and other trade and service marks identifying
                 ----------------
our  products  and  services.

     In February 2000, we obtained exclusive worldwide licensing of patent rights to develop, manufacture, use and sell products incorporating nicotine and nicotine agonists for therapeutic angiogenesis. Pursuant to our acquisition of these patent rights from the Leland Stanford Junior University, we agreed to pay royalties to the university on sales of any products incorporating the nicotine agonist technology. Our licensing rights may be terminated in the event that we default on payment of royalties, in addition to certain other circumstances.

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

     The Food & Drug Administration requires satisfaction of several procedures prior to approving marketing and distribution of pharmaceutical products in the United States. These include (i) preclinical tests, (ii) submission of an application for an Investigational New Drug, which must become effective before commencing human clinical trials, (iii) thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, (iv) submission and acceptance of an Investigational New Drug Application, in the case of drugs, or a Product License Application, in the case of biologics, and (v) approval of the Investigational New Drug Application or Product License Application prior to commercial sale or shipment of the drug or biologic. In addition to this process, each domestic drug manufacturing establishment must be registered or licensed with the Food and Drug Administration. Domestic manufacturing establishments are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices as required.

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


--------------------------------------------------------------------------------

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

     Competition from other companies is based on scientific and technological factors, the availability of patent protection, the ability to commercialize technological developments, the ability to obtain government approval for testing, manufacturing and marketing and the economic factors resulting from the use of those products. Many companies, both public and private, including well-known pharmaceutical and chemical companies, many of which have greater capital resources than we do, are seeking to develop lipid and liposome based products, as well as stent-coating technologies similar to our own. In addition, colleges, universities, and public and private research institutions are similarly seeking to establish proprietary rights to these product technologies.

     We face established and well-funded competition from other companies developing liposome based drug delivery systems. These liposome competitors include Eli Lilly, The Liposome Company and Schering-Plough. These companies generally use liposome for the delivery of antitumor drugs, while our products are primarily intended for use in vascular treatments. To our knowledge, current competition in the vascular treatment area is limited to ReoPro(R) sold by Centocor and marketed by Eli Lilly, which is used in angioplasty.

     We also face established and well-funded competition from medical device manufacturers in the development of stent-coating technologies. These competitors include major medical device manufacturers such as, Guidant, Inc., Cook, Inc., and Boston Scientific, Inc. To our knowledge current competition in this technology is limited to the use of drugs used in cancer therapies, as opposed to our Prostaglandin E1, which is a naturally occurring, chemically related fatty acid shown to be a potent vasodilator, platelet inhibitor and anti-thrombotic.

Research  and  Development

     We maintain 1,400 square feet of lab space equipped with customary wet laboratory equipment at our headquarters in Montgomery, Texas.


--------------------------------------------------------------------------------

     Our research and development efforts are focused on our core product - Liprostin. We are conducting clinical trial testing of Liprostin to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials to test product safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels was successfully completed in January 2001. With this success, the company determined to proceed to Phase III clinical trials as had been suggested by the FDA in late 1999. An IND and protocol for a Phase III, "Randomized, multicenter study of Liposomal prostaglandin E1
(Liprostin) in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia" was filed with the FDA on August 2001. Also, the company filed an Orphan Drug application with the FDA on July 2001. Orphan Drug is a designation of the FDA to indicate a therapy developed to treat a rare disease (one which afflicts a U.S. population of less than 200,000 people). Because there are few financial incentives for drug companies to develop therapies for diseases that afflict so few people, the U.S. government offers additional incentives to drug companies that develop these drugs, which include: 1)eligibility for an FDA grant of up to $300,000 per year for a maximum of 3 years; 2)a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year in which the clinical study(s) were conducted; and most importantly, 3)a 7 year exclusivity to market the drug as adjunct treatment for the rare disease. We expect to complete phase III clinical trials by late 2004.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin with other technologies. We intend to develop new uses for our core product Liprostin, including applications in hip or bone prostheses, cancer treatment, inflammatory disease, liver disease, and wound healing.

     We have successfully completed preclinical trials in rabbits for Nicotine receptor agonist at Stanford University, and have initiated animal studies in dogs and pigs at Columbia University to continue safety and efficacy studies of this technology. We are currently developing this technology for use in treatment of peripheral occlusive arterial disease, in addition to other applications.

     We successfully completed a feasibility study of our stent-coating technology using our patented Prostaglandin E1 with a major medical device manufacturer in early 2001; and we have continued that work with other medical device companies, as well.


Employees

     As of June 30, 2001, we employed ten employees, including five management and five support staff employees. In addition, we employ one full-time and twelve part-time consultants. None of our employees or independent contractors is subject to a collective bargaining agreement and we believe that our relations with our employees are good.






Item  2.  DESCRIPTION  OF  PROPERTY.

     We maintain our executive offices and research and development facilities at 15001 Walden Road, Suites 108, 100, 234 and 235, Montgomery, Texas 77356. We lease these 4,950 square foot facilities at an aggregate monthly rental rate of $4,150.

     We believe that our facilities are adequate for our current levels of operations.


--------------------------------------------------------------------------------

Item  3.  LEGAL  PROCEEDINGS

     As of the date of this filing, we are not involved in any material litigation or legal proceedings and are not aware of any potential material litigation or proceeding threatened against us.

     We were named as a defendant in a civil lawsuit styled David F. Miller v. Endovasc Ltd., Inc., Number 99-4-02283-CV, in the 9th Judicial District Court of Montgomery County, Texas. The plaintiff claimed damages as a result of an alleged breach of consulting contract with us. A bench trial was held on May 14, 2001. On June 15, 2001, a judgment was entered against us in the amount of $3,240,000 plus pre and post-judgment interest. This judgment exceeded the book value of our assets. We filed a motion for a new trial, and the parties participated in mediation prior to a ruling on our motion for a new trial. The mediation resulted in a settlement, which was entered into the court records on August 10, 2001. As a result of the settlement, we issued 8,000,000 free-trading shares, based on an exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933 as amended, of our common stock in the name of the plaintiff. The settlement terminated all disputes of any kind between the parties, and also terminated a related matter styled David F. Miller
v. Gary Ball Case #CV0003644, in Washoe County, Nevada. The above information was filed with the SEC in a Form 8-K on August 10, 2001.


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

Fiscal Quarter Ending:                       Common Stock Price
                                         (rounded to nearest penny)
                                            High           Low
June 30, 2001                                   0.18            0.06

March 31, 2001                                  0.40            0.16

December 31, 2000                               0.88            0.16

September 30, 2000                              2.25            0.75

June 30, 2000                                   4.00            1.20

March 31, 2000 (through March 21, 2000)        15.00            0.10

December 31, 1999.                              0.30            0.06

September 30, 1999                              0.63            0.13

June 30, 1999                                   0.88            0.38

March 31, 1999                                  1.00            0.19

December 31, 1998                               1.50            0.38

September 30, 1998                              6.00            0.38


--------------------------------------------------------------------------------

     As of June 30, 2001, the Company had approximately 4,600 record and beneficial stockholders.


--------------------------------------------------------------------------------

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

         The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through June 30, 2001, the Company had an accumulated deficit of $8,729M.

         The Company presented pre-clinical data to the U.S. Food and Drug Administration (FDA) in October 1999, in preparation of its Investigational New Drug (IND) filing for Liprostin, its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's data and responded with a waiver of Phase I & II clinical trials, if the Company elected to proceed directly to a Phase III trial for the product. The Company is determined to pursue Phase I clinical trials in healthy patients to establish dosage and tolerance levels of the drug prior to moving forward with Phase III as suggested by the FDA. After review of the successful report of the Phase I trials, the company submitted on August 2, 2001 an IND submission and Phase III protocol; and also submitted to the FDA on July 25, 2001 an Orphan Drug application for critical limb ischemia. The company anticipates to treat the first patient in Phase III clinical trials by November 2001. The company anticipates to receive notice from the FDA on the Orphan Drug application in late September 2001. Orphan Drug status for Liprostin in the treatment of Critical Limb Ischemia would provide income to the Company through an FDA grant to assist in the offset of development costs of the drug (up to $300,000 per year for a maximum of 3 years), as well as a 7-year marketing exclusivity.

     In November 2000, the Company submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In April 2001, the Company was notified of the grant approval for $700,000 over a two year period. Monies from the grant would not become available until after November 2001. Identity of the grantor was requested to remain anonymous until such time as release of the results from the studies. The Company anticipates to have publication of data released after the first of the year (2002).

         During the fiscal year ended June 30, 2001, the Company's net revenues increased to $75M compared with revenues of $24M for the previous fiscal year ended June 30, 2000. All revenues during this period were from sales of research and development services provided by the Company to third parties. The Company had agreements with a device manufacturer for feasibility and development of the proprietary use of Liprostin in the treatment of various vascular diseases by application of medicinal coatings to vascular stents for elimination or reduction of new tissue growth in and around the stents, a condition known as restenosis.


--------------------------------------------------------------------------------

         During the fiscal year ending June 30, 2001 and 2000, costs and operating expenses were $2,942M and $2,879M, respectively. The increase in costs and operating expenses for the year is primarily due to an increase in the cost of research and development, clinical trials, scientific consulting, facilities, and overhead.

         Cash flows used in operating activities for the fiscal year ending June 30, 2001 increased $376M to $1,943M, compared to $1,567M for the previous fiscal year ending June 30, 2000, primarily due to the increased cost of scientific consultants, materials and prototype manufacturing and the payment of these additional expenses with cash rather than the Company's common stock.

         Interest expense decreased for the fiscal year ending June 30, 2001 by $109M or 86%. This was due to the convertible debentures being converted to common stock during the fiscal year ended June 30, 2000, resulting in no convertible debentures outstanding during the fiscal year ended June 30, 2001.

         Research and development expenses totaled $1,348M during the fiscal year ending June 30, 2001, an increase of $371M from $977M for the fiscal year ended June 30, 2000. These expenses were related to the increased cost of new materials, labor and travel connected to the production of the Liprostin and the ongoing, in-house projects for medicinally coated vascular stents.


Liquidity  and  Capital  Resources

         The Company had a working capital deficit on June 30, 2001, of $841M, compared to a working capital deficit of $138M at June 30, 2000. This increase was primarily due to the increased use of cash to fund the Company's operations, the settlement of a litigation matter and the increase in payables related to our ongoing research and development.

         The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

         The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operations.


Item  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

         The  response  to  this  item  is  set forth at the end of this report.




                                    PART  III


Item  8.  CHANGES  IN  OR  DISAGREEMENTS  WITH  ACCOUNTANTS

         None.


--------------------------------------------------------------------------------

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2001, are as follows:


                                                           Period  Served  As
Name                   Age            Position             Officer/Director/Key Employee
---------------------  ---  -----------------------------  -----------------------------

David P. Summers        62  Chief Executive Officer        Inception (1996) to
                            and Chairman                   Present

Diane Dottavio          49  Director of Research and       March 2000 to Present
                            Development

Barbara J. Richardson   54  Vice President of Operations,  January 2000 to Present
                            Secretary and Director


M. Dwight Cantrell      55  Chief Financial Officer,       January 1997 to Present
                            Treasurer and Director

John T. (Jack) Sorbi    64  Vice President of Business     November 2000 to Present
                            Development/Sales/Marketing

Gary R. Ball            41  Director                       July 1996 to Present

Claudio R. Roman        43  Director                       January 1997 to Present

Set forth below is a brief background of the executive officers, Directors and key employees of the Company, based on information supplied by them.

     Dr. David P. Summers serves as our Chief Executive Officer and Chairman. Dr. Summers has served in this capacity on a full-time basis since our inception and is primarily responsible for our operations as a whole. Prior to working with Endovasc, Dr. Summers founded American BioMed, Inc. and served as its President and Chief Executive Officer from 1984 to 1995. Dr. Summers is a Fellow in the American College of Angiology, a Fellow in the International Society for endovascular Surgery, as well as the inventor of several medical devices used to treat cardiovascular diseases. He is the author of 25 issued patents and has 8 patents pending. Prior to founding American BioMed, Dr. Summers assisted with the management of several corporations, including C.R. Bard, Inc., a manufacture and distributor of cardiovascular medical products, Karl Stortz Endoscopy, an endoscopic instrument company, and Pall Corporation, a manufacturer and distributor of blood filtration products. Dr. Summers holds an M.B.A. degree from Pepperdine University as well as a Ph.D. in International Economics from Kennedy-Western University. He is also a member of the New York Academy of Sciences, the American Association of Advancement of Science, the Houston Inventors Association, the European Vascular Society and the Society of Plastic Engineers.


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


--------------------------------------------------------------------------------

     Barbara J. Richardson serves as our Vice President of Operations, Secretary and Director. Ms. Richardson has more than 10 years' experience in management and marketing n a small business environment. Her previous association with Baylor College of Medicine in Houston utilized her knowledge and expertise in the areas of medical education, conference management, development of multi-media medical education materials, and FDA guidelines as they pertain to continuing medical education and marketing of new drugs and medical devices.

     M. Dwight Cantrell serves as our Chief Financial Officer, Treasurer and Director. Mr. Cantrell has maintained, and continues to maintain, a public accounting practice in the state of Texas since 1976. Mr. Cantrell is a public accountant, and holds a B.B.A. in accounting from Southern Ohio University.

     John (Jack) Sorbi, as our Vice President of Business Development, Sales, and Marketing, is responsible for pursuing collaborations and alliances with companies who can complement the company's products and achieve company goals. He also maintains communications with the shareholders and the investment community. Mr. Sorbi has a thirty-five year background in sales, marketing and operations in both large and small business environments. He has experience in new business development and building strong partnerships through creative programs and various media promotions, such as video, broadcast, and conventions. As the owner of his own agency for a number of years, he assisted businesses in banking, retail, and medical device manufacturing.

     Gary R. Ball serves as our Director and is one of our co-founders. Prior to co-founding us in July 1996, Mr. Ball served as a mechanical engineer with American BioMed, Inc., from 1991 to 1996. Mr. Ball is a co-inventor of two U.S. patents and is experienced in prototype design, research, and development, as well as reliability testing and patent research and filing.

     Claudio R. Roman serves as a Director. Mr. Roman is a practicing attorney in the State of Texas. Mr. Roman has maintained, and continues to maintain, a private law practice in the state of Texas since 1985. Mr. Roman holds a J.D. degree from the University of Houston School of Law.

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


Item  10.  EXECUTIVE  COMPENSATION.


     The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 1999, 1998, and 1997. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:


                                       Summary Compensation Table

                                                                          Long Term Compensation
                             Annual Compensation                  Awards                        Payouts

                                                            Other                        Securities
                                                            Annual       Restricted      Under-                        Other
Name and                                                    Compen-       Stock          Lying            LTIP         Compen-
Principal                           Salary       Bonus      sation        Awards         Options/       Payouts        sation
Position                   Year      ($)          ($)         ($)           ($)            ($)             ($)         SARs(#)
David P. Summer            2001     75,097         -            -            -            200,000         $0.40
David P. Summers           2000     66,500         -            -            -                -              -             -
CEO and Director           1999     75,000         -            -            -          1,000,000         $0.25            -
                           1998     60,000         -            -            -               -              -              -


--------------------------------------------------------------------------------

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

     We also have a one-year automatically renewable employment contract with Ms. Richardson, providing for annual compensation of $70,000 in cash and equity interests.


Stock  Option  Plans

     We adopted a stock option plan (the "2000 Plan") at our annual shareholders meeting in October, 2000, pursuant to which 3,000,000 shares of common stock were reserved for issuance. The following is a description of the 2000 Plan.

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

     The 2000 Plan will be for a period of ten years. Options under the 2000 Plan must be issued within ten years from the effective date of the 2000 Plan. Options may be granted to officers, Directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to us. Options granted under the 2000 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price as determined by the Board of Directors. Options will be non-transferable except to an option holder's personal holding company or registered retirement savings plan and except by the laws of descent and distribution or a change in our control, as defined in the 2000 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of our assets and merger or consolidation with another, or (ii) a majority of the Board of Directors changes other than by election by the shareholders pursuant to a Board of Directors' solicitation or by vacancies filled by the Board of Directors caused by death or resignation of such person.

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


--------------------------------------------------------------------------------

     The exercise price of an option may not be less than the fair market value per share of common stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of United States (the
"ITA"). The exercise price of all future options will be at least 100% of the fair market value of the common stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to non-employees, whether Directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a shareholder pursuant to subsection 15(1) of the ITA.

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

     At June 30, 2001 1,325,500 options have been issued at prices ranging from $1.00 to $0.40.



Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information as of June 30, 2001, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                 Percentage of
Name and Address of     Amount of                 Beneficial
Beneficial Owner (1)    Beneficial                Ownership
                        Ownership(2)(3)

David P. Summers          7,574,526 (4)             19.82
Diane Dottavio              100,000                  0.26
Barbara J. Richardson     1,260,000                  3.30
Jack Sorbi                   25,000                  0.08
M. Dwight Cantrell        1,760,000                  4.61
Gary R. Ball                993,500 (5)              2.60
Claudio R. Roman             50,000                  0.13

All  Directors  and  Executive  Officers  as  a  Group            11,763,026
30.80
(7  persons)
----------------------

     (1) Except as otherwise noted, the address of the beneficial owners described in this table shall be c/o Endovasc Ltd., Inc., 15001 Walden Road, Suite 108, Montgomery, Texas 77356.


--------------------------------------------------------------------------------

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

     (3) Based upon 38,168,331 shares of common stock outstanding as of June 30, 2001, assuming no other changes in the beneficial ownership of our securities, except as noted in note (7) hereto.

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




Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     As of the June 30, 2001, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

     Effective December 9, 1997, we entered into a stock option agreement with Gary R. Ball. Under this agreement, Mr. Ball was granted an option to purchase up to 600,000 shares of our common stock at a purchase price below the prevailing market price. The option is for a three year period expiring December 8, 2000. This option was exercised during the fiscal year ended June 30, 2000.

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

     Between March 1998 and December 1999, David Summers, our Chairman of the Board of Directors and Chief Executive Officer, made two advances to us in the amounts of $123,000 and $25,000, respectively. These advances were made on an unsecured basis, with no interest accrual, and were due and payable on June 30, 2000. During December 1999, we issued 1,250,000 shares of common stock, valued at $0.10 to $0.12 per share as of the date of the issuance, in full and final repayment of the aforementioned advances.


--------------------------------------------------------------------------------

     During the fiscal year ended June 30, 1998, we entered into an agreement with Claudio Roman, Esq., pursuant to which he was compensated for past services as our legal counsel. Under the terms of this agreement, Mr. Roman was granted an option to purchase 50,000 shares of our common stock at a purchase price of $0.25 per share for a term of three years. This option has not been exercised.

     During the fiscal year ending June 30, 1998, we entered into a stock option agreement with Dr. David P. Summers. Under this agreement, Dr. Summers was granted an option to purchase up to 1,000,000 shares of our common stock at a purchase price of $0.25 per share exercisable for a period of three years. This option was exercised during the fiscal year ending June 30, 2001.

     The Company believes that all transactions between the Company and its officers, directors and employees described above are on terms no less favorable to the Company than could have been obtained from unaffiliated parties under similar circumstances other than certain advances received from Dr. David Summers which are non-interest bearing.


Item  13.  EXHIBITS,  LIST,  AND  REPORTS  ON  FORM  8-K.



         (a)      INDEX  TO  EXHIBITS

Exhibit No.    Exhibit
-------------  -----------------------------------------------------------------
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

     * Incorporated by reference from the Registrant's Form SB-2, filed on June 30, 2000.

     **   Incorporated  by  reference from the Registrant's Form 10-SB, filed on
December  3,  1999.

     *** Incorporated by reference from the Registrant's Form SB-2/A, filed on July 20, 2000.

         (b)      Reports  on  Form  8-K:

                  None.


--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDOVASC  LTD.,  INC.


                                    By:/s/  David  P.  Summers
                                       David P. Summers, Chief Executive Officer


                                    By:/s/  Barbara  J.  Richardson
                                       Barbara  J.  Richardson,  Secretary

Dated:  September  28,  2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September  28,  2001       /s/  David  P.  Summers
                                         David P. Summers, Chairman of the Board


Date:  September  28,  2001       /s/  M.  Dwight  Cantrell
                                         M.  Dwight  Cantrell,  Director


Date:  September  28,  2001       /s/  Gary  R.  Ball
                                         Gary  R.  Ball,  Director


Date:  September  28,  2001       /s/  Claudio  R.  Roman
                                         Claudio  R.  Roman,  Director


Date:  September  28,  2001       /s/  Barbara  J.  Richardson
                                         Barbara  J.  Richardson,  Director


--------------------------------------------------------------------------------

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
       AS OF JUNE 30, 2001 AND FOR THE YEARS ENDED JUNE 30, 2001 AND 2000,
                AND FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996,
                                TO JUNE 30, 2001

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                                             PAGE(S)
                                                                             -------
Report of Independent Accountants                                            F-2

Financial Statements:

  Balance Sheet as of June 30, 2001                                          F-3

  Statement of Operations for the years
    ended June 30, 2001 and 2000, and for
    the period from inception, June 10, 1996,
    to June 30, 2001                                                         F-4

  Statement of Stockholders' Deficit for
    the years ended June 30, 2001 and 2000,
    and for the period from inception, June 10,
    1996, to June 30, 2001                                                   F-5

  Statement of Cash Flows for the years
    ended June 30, 2001 and 2000, and for
    the period from inception, June 10, 1996,
    to June 30, 2001                                                         F-8

Notes to Financial Statements                                                F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To  the  Stockholders  of
Endovasc  Ltd.,  Inc.


We have audited the accompanying balance sheet of Endovasc Ltd., Inc. (a development stage enterprise) as of June 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000, and for the period from inception, June 10, 1996, to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc Ltd., Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000, and for the period from inception, June 10, 1996, to June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 11, the Company has incurred significant recurring losses from operations since inception, is in a negative working capital and accumulated deficit position at June 30, 2001, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in
Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Ham, Langston & Brezina, LLP.

Houston,  Texas
September  19,  2001


                                       F-2

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


          ASSETS
          ------
Current assets:
  Cash and cash equivalents                            $   117
  Other current assets                                      47
                                                       --------

    Total current assets                                   164

Property and equipment, net                                214
Other assets, net                                          144
                                                       --------

      Total assets                                     $   522
                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                 $    43
  Current portion of obligations under capital leases       35
  Note payable to shareholder                               99
  Accounts payable                                         296
  Accrued liabilities                                      532
                                                       --------

    Total current liabilities                            1,005

Long-term debt, net of current maturities                   28
Long-term obligations under capital leases                  74
                                                       --------

      Total liabilities                                  1,107
                                                       --------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 40,253,331 shares issued and
    38,168,331 shares outstanding                           40
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 15,760 shares of Series A 8% cumula-
    tive convertible preferred stock issued and out-
    standing, stated value $100 per share                    -
  Additional paid-in capital                             8,121
  Losses accumulated during the development stage       (8,729)
  Treasury stock                                           (17)
                                                       --------

    Total stockholders' deficit                           (585)
                                                       --------

      Total liabilities and stockholders' deficit      $   522
                                                       ========


                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
          FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2001
                                    __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                 YEAR ENDED
                                         -------------------------    INCEPTION
                                           JUNE 30,     JUNE 30,     TO JUNE 30,
                                             2001         2000          2001
                                         ------------  -----------  -------------
Income:
  Sales                                  $        75   $       24   $        104
  Interest income                                 20            7             27
  Other income                                     5            -              9
                                         ------------  -----------  -------------

    Total income                                 100           31            140
                                         ------------  -----------  -------------

Costs and expenses:
  Operating, general and administrative
    expenses                                   1,168        1,775          4,327
  Research and development costs               1,348          977          3,524
  Interest expense                                18          127            348
  Settlement with former employee                408            -            408
                                         ------------  -----------  -------------

    Total costs and expenses                   2,942        2,879          8,607
                                         ------------  -----------  -------------

Net loss before extraordinary item            (2,842)      (2,848)        (8,467)

Extraordinary loss on extinguishment
  of convertible debentures                        -          127            127
                                         ------------  -----------  -------------

Net loss                                 $    (2,842)  $   (2,975)  $     (8,594)
                                         ============  ===========  =============


Weighted average shares outstanding       17,269,229    9,575,153
                                         ============  ===========


Basic net loss per common share          $     (0.17)  $    (0.31)
                                         ============  ===========


Diluted net loss per common share        $     (0.16)  $    (0.31)
                                         ============  ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                                        ENDOVASC LTD., INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED JUNE 30, 2001 AND 2000, AND
                                   FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2001
                                                            __________
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              LOSSES
                                                                                                            ACCUMULATED
                                       COMMON STOCK              PREFERRED STOCK     ADDITIONAL             DURING THE
                                ------------------------------  ------------------    PAID-IN     TREASURY  DEVELOPMENT
                                   AMOUNT          SHARES        AMOUNT    SHARES     CAPITAL      STOCK      STAGE        TOTAL
                                -------------  ---------------  --------  --------  ------------  -------  ------------  ---------
Balance at inception, June 10,
  1996                          $           -                -  $      -         -  $          -  $    -   $          -  $      -

Stock issued for equity secur-
  ities in 1996                             2        2,332,000         -         -           300       -              -       302

Stock issued for purchase of
  patent rights in 1996                     2        2,188,000         -         -           282       -              -       284

Stock issued for services in
  1997                                      2        1,702,000         -         -           354       -              -       356

Stock issued for cash in 1997               1          304,571         -         -           205       -              -       206

Stock issued for purchase of
  patent rights in September
  1997                                      -          200,000         -         -           200       -              -       200

Stock issued for services in
  1998                                      -           77,380         -         -            56       -              -        56

Stock subject to rescission                 -                -         -         -             -     (17)             -       (17)

Conversion of debentures to
  common stock                              1        1,208,077         -         -           444       -              -       445

Stock issued for services                   -          362,462         -         -           285       -              -       285


                     The accompanying notes are an integral
                       part of these financial statements.

                                                      ENDOVASC LTD., INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000, AND
                                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2001
                                                           __________
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                            LOSSES
                                                                                                          ACCUMULATED
                                          COMMON STOCK           PREFERRED STOCK     ADDITIONAL           DURING THE
                                  -----------------------------  -----------------    PAID-IN   TREASURY  DEVELOPMENT
                                     AMOUNT         SHARES       AMOUNT    SHARES     CAPITAL    STOCK       STAGE      TOTAL
                                  ------------  ---------------  -------  --------  -----------  ------  ------------  --------
Losses accumulated during the
  period from inception,
  June 10, 1996, to June 30,
  1999                                       -                -        -         -            -      -        (2,777)   (2,777)
                                  ------------  ---------------  -------  --------  -----------  ------  ------------  --------

Balance at June 30,1999                      8        8,374,490        -         -        2,126    (17)       (2,777)     (660)

Conversion of debentures to
  common stock                               3        2,569,546        -         -          841      -             -       844

Stock issued for services                    2        1,869,334        -         -        1,388      -             -     1,390

Conversion of note payable to
  shareholder to common stock                1        1,250,000        -         -          147      -             -       148

Issue of common stock in connec-
  tion with license agreement                -          190,000        -         -           63      -             -        63

Issue of common stock in set-
  tlement of lawsuit                         1          300,000        -         -          192      -             -       193

Issuance of preferred stock                  -                -        -    15,000        1,040      -             -     1,040

Net loss accumulated in 2000                 -                -        -         -            -      -        (2,975)   (2,975)
                                  ------------  ---------------  -------  --------  -----------  ------  ------------  --------

Balance at June 30, 2000                    15       14,553,370        -    15,000        5,797    (17)       (5,752)       43


                     The accompanying notes are an integral
                       part of these financial statements.
                                    Continued

                                                      ENDOVASC LTD., INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                        FOR THE YEARS ENDED JUNE 30, 2001 AND 2000, AND
                                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2001
                                                           __________
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          LOSSES
                                                                                                        ACCUMULATED
                                    COMMON STOCK        PREFERRED STOCK       ADDITIONAL                DURING THE
                                  -------------------  --------------------    PAID-IN      TREASURY    DEVELOPMENT
                                  AMOUNT     SHARES      AMOUNT     SHARES     CAPITAL       STOCK         STAGE        TOTAL
                                  -------  ----------  ----------  --------  ------------  ----------  -------------  ---------
Issue of common stock upon
  exercise of warrants                  1   1,250,000           -        -            34           -              -         35

Issue of common stock upon
  exercise of options                   1   1,100,000           -        -           274           -              -        275

Issue of common stock for
  services                              2   1,770,301           -        -           300           -              -        302

Issue of warrants for services          -           -           -        -           162           -              -        162

Issue of preferred stock                -           -           -   15,000         1,061           -              -      1,061

Conversion of preferred stock
  to common stock                      16  16,501,251           -  (14,240)          (16)          -              -          -

Dividends declared on preferred
  stock                                 -           -           -        -             -           -           (135)      (135)

Issue of common stock as payment
  of dividends on preferred
  stock                                 1     840,383           -        -            64           -              -         65

Conversion of note payable to
  shareholder to common stock           4   4,210,526           -        -           439           -              -        443

Issue of common stock for cash          -      27,500           -        -             6           -              -          6

Net loss accumulated in 2001            -           -           -        -             -           -         (2,842)    (2,842)
                                  -------  ----------  ----------  --------  ------------  ----------  -------------  ---------

Balance at June 30, 2001          $    40  40,253,331  $        -   15,760   $     8,121   $     (17)  $     (8,729)  $   (585)
                                  =======  ==========  ==========  ========  ============  ==========  =============  =========


                     The accompanying notes are an integral
                       part of these financial statements.

                                   ENDOVASC LTD., INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED JUNE 30, 2001 AND 2000, AND
             FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2001
                                       __________
                                     (IN THOUSANDS)


                                                      YEAR       ENDED
                                                   ----------  ----------    INCEPTION
                                                    JUNE 30,    JUNE 30,    TO JUNE 30,
                                                      2001        2000         2001
                                                   ----------  ----------  -------------
Cash flows from operating activities:
  Net loss                                         $  (2,842)  $  (2,975)  $     (8,594)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Common stock and stock options issued
      as compensation for services                       302       1,390          2,589
    Extraordinary loss                                     -         127            127
    Write down of long-lived assets to fair
      value                                                -           -            285
    Depreciation and amortization expense                 54          12             75
    Deferred income tax expense                            -           -              8
    Amortization of discount on convertible
      debentures                                           -         125            250
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                (11)        (95)          (114)
      Increase (decrease) in accounts payable
        and accrued liabilities                          554        (151)           771
                                                   ----------  ----------  -------------

        Net cash used in operating activities         (1,943)     (1,567)        (4,603)
                                                   ----------  ----------  -------------

Cash flows from investing activities:
  Capital expenditures                                   (84)        (39)          (142)
  Proceeds received from repayment of loan to
    stockholder                                            -           -             72
                                                   ----------  ----------  -------------

        Net cash used in investing activities            (84)        (39)           (70)
                                                   ----------  ----------  -------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                  -           -            337
  Proceeds from sale of common stock                       6           -            212
  Proceeds from exercise of warrants                      35           -              -
  Proceeds from sale of convertible debenture
    and related conversion feature                         -         537          1,037
  Net proceeds from issuance of preferred
    stock                                              1,223       1,040          2,263
  Issuance of notes payable                                -           9            106
  Repayment of notes payable                             (18)        (33)           (64)
  Payments of obligations under capital leases           (23)          -            (23)
  Proceeds from advances from stockholders                 -         859            944
  Repayments of notes to stockholder                      (5)          -             (5)
  Purchase of treasury stock                               -           -            (17)
                                                   ----------  ----------  -------------

        Net cash provided by financing
          activities                                   1,218       2,412          4,790
                                                   ----------  ----------  -------------

Net increase (decrease) in cash and cash
  equivalents                                           (809)        806            117

Cash and cash equivalents at beginning of
  period                                                 926         120            - _
                                                   ----------  ----------  -------------

Cash and cash equivalents at end of period         $     117   $     926   $        117
                                                   ==========  ==========  =============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $      18   $       8   $         98
                                                   ==========  ==========  =============

  Cash paid for income taxes                               -   $       -   $        - _
                                                   ==========  ==========  =============


                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

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

     SIGNIFICANT  ESTIMATES
     ----------------------

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

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

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

     PROPERTY  AND  EQUIPMENT
     ------------------------

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

     DEBT  ISSUANCE  COSTS
     ---------------------

     Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     INCOME  TAXES
     -------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     RESEARCH  AND  DEVELOPMENT
     --------------------------

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

     STOCK-BASED  COMPENSATION
     -------------------------

     Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

     LOSS  PER  SHARE
     ----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation (See Note 9) as their effect would dilute the loss per share for all periods presented.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In December 1999, the staff of the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes that its revenue recognition practices are in conformity with the guidelines in SAB 101, and therefore this pronouncement has no impact on its financial statements.

     In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25". Interpretation No. 44 provides clarification of certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 has no impact on its financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company does not expect these new statements to have any impact on its financial statements.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

2.   LICENSE  AGREEMENT
     ------------------

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

     The costs of obtaining the license of $162,701 were capitalized and included in other assets in the accompanying balance sheet. These costs are being amortized on a straight line basis over the term of the agreement. Amortization expense during the year ended June 30, 2001 was $17,269.


3.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at June 30, 2001 consists of the following (in thousands):

       Office furniture, fixtures and equipment  $265

       Less accumulated depreciation              (51)
                                                 -----

                                                 $214
                                                 =====


     Depreciation expense during the year ended June 30, 2001 was $37,069. Included in property and equipment at June 30, 2001 is equipment under capital leases of $123,490.


4.   NOTES  PAYABLE
     --------------

     Notes  payable  at  June  30, 2001 consist of the following (in thousands):

     Note  payable  to  a  bank,  bearing  interest  of  8%
       and  due  in  monthly  installments  of  $1,391,
       including  interest,  through  2004.  This  note
       is  uncollateralized  but  is  guaranteed  by  two
       stockholders  of  the  Company.                         $    42


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

4.   NOTES  PAYABLE,  CONTINUED
     --------------------------

     Notes payable to financial institutions, bearing
       interest of 9% to 11% and due in individual
       monthly installments of up to $4,056, through
       November 2001 and April 2002.  These notes are
       uncollateralized but are guaranteed by a stock-
       holder of the Company.                              29

     Note payable to stockholder, non-interest
       bearing and due on demand.  This note is
       uncollateralized.                                   99
                                                        ------

         Total notes payable                              170

     Less current maturities                             (142)
                                                        ------

                                                        $  28
                                                        ======


     Future annual maturities of notes payable at June 30, 2001 are as follows (in thousands):

     YEAR ENDED
     JUNE 30,    AMOUNT
     ----------  -------
     2002        $   142
     2003             15
     2004             13
                 -------

                 $   170
                 =======


5.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities at June 30, 2001 consist of the following (in thousands):

       Accrued payroll and related taxes   $ 19
       Dividends payable                     70
       Other accrued expenses                35
       Accrued legal settlement (Note 10)   408
                                           ----

                                           $532
                                           ====


                                    Continued

                                 ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


6.   INCOME  TAX
     -----------

     The composition of deferred tax assets and the related tax effects at June 30, 2001 are as follows (in thousands):

       Benefit from carryforward of net
         operating losses                $ 1,666

       Less valuation allowance           (1,666)
                                         --------

         Net deferred tax asset          $   - _
                                         ========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (in thousands):

                                         2001                    2000
                                  ----------------------  ----------------------
                                             PERCENTAGE              PERCENTAGE
                                             OF PRE-TAX              OF PRE-TAX
                                   AMOUNT       LOSS       AMOUNT       LOSS
                                  --------  ------------  --------  ------------
       Benefit for income tax at
         federal statutory rate   $   966          34.0%  $ 1,012          34.0%
       Non-deductible expenses       (243)         (8.6)     (473)        (15.9)
       Increase in valuation
         allowance                   (723)        (25.4)     (539)        (18.1)
                                  --------  ------------  --------  ------------

         Total                    $     -   $         -%  $     -             -%
                                  ========  ============  ========  ============


     The non-deductible expenses relate primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

     At June 30, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $4,900,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2016 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option or warrant granted is determined by the fair market value of the stock on the date of grant.

     During the year ended June 30, 1998, the Company granted stock options, with a term of three years, to acquire up to 1,350,000 shares of the Company's restricted common stock at $0.25 to $0.75 per share, which approximated market value at the date of grant.

     During the year ended June 30, 1999, the Company granted stock options to acquire up to 250,000 shares of the Company's restricted common stock. These stock options have a three year term and exercise prices of $0.40 to $0.75 per share, which approximated market value at date of grant.

     During the year ended June 30, 2000, the Company issued stock warrants to acquire 332,778 shares of the Company's common stock to certain companies for their role in the completion of the Company's preferred stock offering. These warrants have a three year term and an exercise price of $1.89 per share, which approximated market value at the date of grant. During the years ended June 30, 2000 and 2001, the Company also issued stock warrants to acquire 500,000 and 1,000,000 shares, respectively, of the Company's common stock to a company as a finder's fee for the placement of the preferred stock offering. The warrants have a five year term and an exercise price of $0.10 and $0.01 per share, respectively. The costs associated with these stock warrants did not effect the Company's statement of operations as all costs were offset against the offering proceeds and recorded through stockholders' equity.

     To provide incentives to consultants and employees, on December 13, 2000, the Company granted options, with a term of 3 years, to purchase 1,325,500 shares of the Company's common stock at a price ranging from $0.40 to $1.00 per share, which was greater than the market price of the stock at the grant date.

     During the year ended June 30, 2001, 1,250,000 shares of the Company's common stock were issued due to the exercise of warrants. In addition, 1,100,000 shares of common stock were issued due to the exercise of stock options, of which 1,000,000 of the shares was paid for through the reduction in the note payable to stockholder.


                                    Continued

                                 ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

     The Company has issued stock options to employees and non-employee consultants as follows (in thousands, except for per share data):

                                                                            WEIGHTED
                       NUMBER OF SHARES                                      AVERAGE
                     --------------------
                                  NON-              EXERCIS-    EXERCISE    EXERCISE
                     EMPLOYEE   EMPLOYEE    TOTAL     ABLE        PRICE       PRICE
                     ---------  ---------  -------  ---------  -----------  ---------
Options outstanding
  at June 30, 1999      1,600        600    2,200      1,550   $0.10-$0.75  $    0.30

Options granted             -          -        -          -

Options exercised        (600)         -     (600)         -   $      0.10  $    0.10
                     ---------  ---------  -------  ---------  -----------  ---------

Options outstanding
  at June 30,2000       1,000        600    1,600      1,550   $0.25-$0.75  $    0.38

Options granted           351        975    1,326          -   $0.40-$1.00  $    0.42

Options exercised      (1,000)      (100)  (1,100)    (1,100)  $0.25-$0.40  $    0.26

Options expired             -       (350)    (350)      (300)  $0.40-$0.75  $    0.61
                     ---------  ---------  -------  ---------

Options outstanding
  at June 30, 2001        351      1,125    1,476        150   $0.40-$1.00  $    0.46
                     =========  =========  =======  =========


Following  is  a  summary  of  outstanding  options  at  June  30,  2001:

     NUMBER OF SHARES  VESTED  EXPIRATION DATE  EXERCISE PRICE
     ----------------  ------  ---------------  ---------------
                  150     150  October, 2001    $          0.75
                1,276       -  December, 2003              0.40
                   50       -  December, 2003              1.00
     ----------------  ------

                1,476     150
     ================  ======


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

7.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

     During the year ended June 30, 2001 and 2000, the Company issued stock warrants to certain companies in payment of stock offering costs, some of which were subsequently exercised, as follows (in thousands):

                                                                  WEIGHTED
                                                                   AVERAGE
                              NUMBER OF   EXERCIS-    EXERCISE    EXERCISE
                                SHARES       ABLE        PRICE       PRICE
                              ----------  ---------  -----------  ---------
     Warrants issued                833        833   $0.10-$1.89  $    0.82

     Warrants cancelled               -          -             -          -

     Warrants exercised               -          -             -          -
                              ----------  ---------

     Warrants outstanding at
       June 30, 2000                833        833   $0.10-$1.89  $    0.82

     Warrants issued              1,000      1,000   $      0.01  $    0.01

     Warrants cancelled               -          -             -          -

     Warrants exercised          (1,250)    (1,250)  $0.01-$0.10  $    0.03
                              ----------  ---------

     Warrants outstanding at
       June 30, 2001                583        583   $0.10-$1.89  $    1.12
                              ==========  =========


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

     Proforma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.70; and a weighted-average expected life of the options of 3 years.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

7.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information is as follows (in thousands, except per share data):

                                                   2001      2000
                                                 --------  --------
     Net loss available to common stockholders   $(2,842)  $(2,975)

     Proforma net loss available to common
       stockholders                              $(2,992)  $(2,975)

     Proforma basic and dilutive loss per share  $ (0.17)  $ (0.31)


8.   PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock.

     On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. During the year ended June 30, 2001, the Company issued an additional 15,000 shares of the Series A preferred stock for cash proceeds to the Company of $1,223,247, which is net of related offering costs of $276,753. In addition, the Company issued as a finders fee, warrants to purchase 1,000,000 shares of common stock at $0.01 per share, which resulted in additional offering costs of $162,000.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

8.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

     The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the year ended June 30, 2001, 14,240 shares of preferred stock were converted to 16,501,251 shares of common stock.

     In addition, the Series A preferred stockholders were originally obligated to purchase an additional 30,000 shares, of which 15,000 shares were purchased during the year ended June 30, 2001, of Series A 8% convertible preferred stock at the option of the Company subject to the Company's compliance with various covenants. The Company has violated certain of these covenants but the stockholders retain the right to waive any violations. The purchase price of additional shares is $100 per share.

     If the conversion price is lower than the initial price at the date of issue, the Company has the right to redeem the shares of Series A preferred stock at 130% of its liquidation value per share.


9.   LOSS  PER  COMMON  SHARE
     ------------------------

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share data):

                                                         2001         2000
                                                     ------------  -----------

     Basic loss per common share:
       Net loss before extraordinary item            $    (2,842)  $   (2,848)
       Extraordinary item                                      -         (127)
       Preferred stock dividends                            (135)           -
                                                     ------------  -----------

         Net loss available for common shareholders  $    (2,977)  $   (2,975)
                                                     ============  ===========


       Weighted average common shares outstanding     17,269,229    9,575,153
                                                     ============  ===========

       Basic net loss per common share before
         extraordinary item                          $     (0.17)  $    (0.30)
       Extraordinary item                                      -        (0.01)
                                                     ------------  -----------

         Basic net loss per common share             $     (0.17)  $    (0.31)
                                                     ============  ===========


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

9.   LOSS  PER  COMMON  SHARE
     ------------------------

Diluted loss per common share:
       Net loss before extraordinary item           $    (2,842)  $   (2,848)
       Extraordinary item                                   - _         (127)
                                                    ------------  -----------

         Net loss available to common shareholders  $    (2,842)  $   (2,975)
                                                    ============  ===========

       Weighted average shares outstanding           17,269,229    9,575,153
                                                    ============  ===========

       Fully diluted net loss per common share
         before extraordinary item                  $     (0.16)  $    (0.30)
       Extraordinary item                                  -  -        (0.01)
                                                    ------------  -----------

         Fully diluted net loss per common share    $     (0.16)  $    (0.31)
                                                    ============  ===========


10.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     The Company was named as a defendant in a civil lawsuit styled David F. Miller v. Endovasc Ltd., Inc. The plaintiff claimed damages as a result of an alleged breach of a consulting contract with the Company. A bench trial was held on May 14, 2001. On June 15, 2001, a judgment was entered against the Company in the amount of $3,240,000 plus pre- and post-judgment interest. The Company filed a motion for a new trial, and the parties participated in mediation prior to a ruling on the Company's motion for a new trial. The mediation resulted in a settlement, which was entered into the Court records on August 10, 2001. As a result of the settlement, the Company issued 8,000,000 free-trading shares of the Company's common stock in the name of the plaintiff, based on an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 as amended. The settlement terminated all disputes of any kind between the parties, and also terminated a related matter styled David F. Miller v. Gary Ball. A liability, based on the fair market value of the 8,000,000 shares of common stock issued, of $408,000 is included in accrued liabilities at June 30, 2001.

     The Company is subject to certain other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

     The Company has entered into a one-year lease agreement for office space which is accounted for as an operating lease. Rent expense for the years ended June 30, 2001 and 2000 was $21,000 and $17,250, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2006. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________

10.  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     -------------------------------------------

                                               CAPITAL
                                                    LEASES
                                                   ---------
     2002                                          $     58
     2003                                                54
     2004                                                25
     2005                                                 9
     2006                                                 5
                                                   ---------

     Total payments                                     151
     Less amount representing interest                  (42)
                                                   ---------

     Present value of minimum lease payments  109
     Less current portion                               (35)
                                                   ---------

     Obligations under capital lease, net of
       current portion                             $     74
                                                   =========


11.  GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 2001 and 2000, the Company incurred net losses (in thousands) of $(2,842) and $(2,975), respectively, and negative cash flows from operations of $(1,943) and $(1,567), respectively. These factors along with a $(841) negative working capital position at June 30, 2001 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term, the Company plans to receive a sum total not to exceed $512,000 from a third-party sponsor for the purpose of agreed-upon research.

     - In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

     - In the intermediate term, the Company plans a public registration of its common stock under the Securities and Exchange Act of 1933 to provide a means of expanding the market for its common stock and to provide a means of obtaining the funds necessary to bring its products to the commercial market.


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


11.  GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

     There can be no assurance that the Company's planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

     - The ability of the Company to obtain positive test results of its products in clinical trials.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.


12.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended June 30, 2001 and 2000, and for the period of inception, June 10, 1996 to June 30, 2001 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

                                                    INCEPTION
                                           2001   2000    TO DATE
                                           -----  -----  ----------
     Common stock issued in exchange for
       equity securities                   $   -  $   -  $      302
                                           =====  =====  ==========

     Common stock issued upon conversion
       of debentures                       $   -  $ 842  $    1,289
                                           =====  =====  ==========

     Common stock issued for services and
       license and patent rights           $ 302  $  63  $    2,936
                                           =====  =====  ==========

     Common stock issued in settlement of
       lawsuit and related liabilities     $   -  $ 193  $      193
                                           =====  =====  ==========

     Warrants issued for services          $ 162  $ - _  $      162
                                           =====  =====  ==========


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


12.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------

Conversion of note payable to share-
       holder to common stock              $443  $148  $591
                                           ====  ====  ====

     Conversion of dividends payable to
       common stock                        $ 65  $  -  $ 65
                                           ====  ====  ====

     Reduction of note payable to stock-
       holder and accrued liabilities
       through exercise of stock options   $275  $  -  $275
                                           ====  ====  ====

     Issuance of notes payable for
       insurance                           $ 37  $  -  $ 37
                                           ====  ====  ====

     Issuance of notes payable for the
       purchase of equipment               $124  $  -  $124
                                           ====  ====  ====


13.  401(K)  PLAN
     ------------

     The Endovasc Ltd., Inc. 401(k) Plan (the "Plan"), which was implemented in June 2001, covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least six months of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make discretionary contributions as authorized by the board of directors; however, no Company contributions have been made as of June 30, 2001.


14.  SUBSEQUENT  EVENTS
     ------------------

     The Company entered into an agreement to acquire Intermed 2000, Inc., a life science company with headquarters in Israel. The potential acquisition is subject to a number of conditions, including a due diligence review by both companies.

     Subsequent to June 30, 2001, the board of directors approved the purchase by the Company of up to 1,400,000 shares of its common stock.