Form 10QSB
period 2001-09-30
ENDOVASC LTD INC
filed 2001-11-14
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001.

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


                          15001 Walden Road, Suite 108
                             Montgomery, Texas 77356
              (Address of principal executive offices)   (Zip Code)


                                 (936) 448-2222
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]          No [ ]


     As of September 30, 2001, 59,698,831 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL  STATEMENTS
------   ---------------------

         Balance  Sheet  as  of  September  30,  2001

         Statement  of  Operations  for  the  three  months
           ended  September  30,  2001  and  2000,  and  for
           the  period  from  inception,  June  10,  1996,
           to  September  30,  2001

         Statement  of  Stockholders'  Deficit  for
           the  three  months  ended  September  30,  2001
           and  2000,  and  for  the  period  from  inception,
           June  10,  1996,  to  September  30,  2001

         Statement  of  Cash  Flows  for  the  three  months
           ended  September  30,  2001  and  2000,  and  for
           the  period  from  inception,  June  10,  1996,
           to  September  30,  2001

         Notes  to  Financial  Statements

                                  ENDOVASC LTD., INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     BALANCE SHEET
                         SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                      __________

                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         SEPTEMBER 30,      JUNE 30,
                                                            2001             2001
          ASSETS                                         (UNAUDITED)         (NOTE)
          ------                                       ---------------  --------------
Current assets:
  Cash and cash equivalents                            $            8   $         117
  Accounts receivable                                             241               -
  Other current assets                                             28              47
                                                       ---------------  --------------

    Total current assets                                          277             164

Property and equipment, net                                       201             214
Other assets, net                                                 140             144
                                                       ---------------  --------------

      Total assets                                     $          618   $         522
                                                       ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                 $           85   $          43
  Current portion of obligations under capital leases              35              35
  Note payable to shareholder                                     124              99
  Accounts payable                                                279             296
  Accrued liabilities                                             113             532
                                                       ---------------  --------------

    Total current liabilities                                     636           1,005

Long-term debt, net of current maturities                          25              28
Long-term obligations under capital leases                         58              74
Convertible debentures                                            400            -  _
                                                       ---------------  --------------

      Total liabilities                                         1,119           1,107
                                                       ---------------  --------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 61,783,831 shares issued and
    40,253,331 shares outstanding                                  62              40
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 15,760 shares of Series A 8% cumula-
    tive convertible preferred stock issued and out-
    standing, stated value $100 per share                           -               -
  Additional paid-in capital                                    8,791           8,121
  Losses accumulated during the development stage              (9,332)         (8,729)
  Treasury stock                                                  (22)            (17)
                                                       ---------------  --------------

    Total stockholders' deficit                                  (501)           (585)
                                                       ---------------  --------------

      Total liabilities and stockholders' deficit      $          618   $         522
                                                       ===============  ==============

     Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     The accompanying notes are an integral
                       part of these financial statements.

                                  ENDOVASC LTD., INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
          FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2001
                                       __________

                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                             THREE MONTHS ENDED
                                      --------------------------------   INCEPTION TO
                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                           2001             2000             2001
                                      ---------------  ---------------  ---------------
Income:
  Sales                               $            -   $            -   $          104
  Interest income                                  1                -               28
  Other income                                   246                -              255
                                      ---------------  ---------------  ---------------

    Total income                                 247                -              387

Costs and expenses:
  Operating, general and adminis-
    trative expenses                             384              237            4,711
  Research and development costs                 261              319            3,785
  Interest expense                               177               30              354
  Settlement with former employee               -  _             -  _              408
                                      ---------------  ---------------  ---------------

    Total costs and expenses                     822              586            9,258
                                      ---------------  ---------------  ---------------

Net loss before extraordinary item              (575)            (586)          (8,871)

Extraordinary loss on extinguishment
  of convertible debentures                     -  _             -  _             (127)
                                      ---------------  ---------------  ---------------

Net loss                              $         (575)  $         (586)  $       (8,998)
                                      ===============  ===============  ===============


Weighted average shares outstanding       48,898,796       12,714,918
                                      ===============  ===============

Basic and diluted net loss per
  common share                        $        (0.01)  $        (0.05)
                                      ===============  ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                                              ENDOVASC LTD., INC.
                                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                   __________

                                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 LOSSES
                                                                                               ACCUMULATED
                                   COMMON STOCK       PREFERRED STOCK   ADDITIONAL             DURING THE
                                 -------------------  ----------------   PAID-IN     TREASURY  DEVELOPMENT
                                 AMOUNT     SHARES    AMOUNT   SHARES    CAPITAL      STOCK       STAGE      TOTAL
                                 -------  ----------  -------  -------  ---------  ------------  --------  ---------

Balance at June 30, 2001         $    40  40,253,331  $     -  15,760   $  8,121   $       (17)  $(8,729)  $   (585)

Stock issued for services              3   2,750,000        -       -         88             -         -         91

Stock issued in settlement of
  lawsuit                              8   8,000,000        -       -        400             -         -        408

Purchase of treasury stock             -           -        -       -          -            (5)        -         (5)

Dividends declared on preferred
  stock                                -           -        -       -          -             -       (28)       (28)

Conversion of preferred stock
  to common stock                     10  10,178,382        -  (3,067)       (10)            -         -          -

Stock issued as payment of
  dividends on preferred stock         1     602,118        -       -         21             -         -         22

Effect of the beneficial con-
  version feature of the con-
  vertible debentures                  -           -        -       -        171             -         -        171

Net loss                            -  _        -  _     -  _    -  _       -  _          -  _      (575)      (575)
                                 -------  ----------  -------  -------  ---------  ------------  --------  ---------

Balance at September 30, 2001    $    62  61,783,831  $  -  _  12,693   $  8,791   $       (22)  $(9,332)  $   (501)
                                 =======  ==========  =======  =======  =========  ============  ========  =========

                     The accompanying notes are an integral
                       part of these financial statements.

                                         ENDOVASC LTD., INC.
                              (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, AND
                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2001
                                             __________
                                           (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                   --------------------------------   INCEPTION TO
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2001             2000             2001
                                                   ---------------  ---------------  ---------------
Cash flows from operating activities:
  Net loss                                         $         (575)  $         (586)  $       (9,169)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Common stock and stock options issued
      as compensation for services                             91                -            2,680
    Extraordinary loss                                          -                -              127
    Write down of long-lived assets to fair
      value                                                     -                -              285
    Depreciation and amortization expense                      17                7               92
    Deferred income tax expense                                 -                -                8
    Amortization of discount on convertible
      debentures                                              171                -              421
    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                    (222)               -             (336)
      Increase (decrease) in accounts payable
        and accrued liabilities                               (34)             129              737
                                                   ---------------  ---------------  ---------------

        Net cash used in operating activities                (552)            (450)          (5,155)
                                                   ---------------  ---------------  ---------------

Cash flows from investing activities:
  Capital expenditures                                          -              (65)            (142)
  Proceeds received from repayment of loan to
    stockholder                                              -  _             -  _               72
                                                   ---------------  ---------------  ---------------

        Net cash used in investing activities                -  _              (65)             (70)
                                                   ---------------  ---------------  ---------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                       -                -              337
  Proceeds from sale of common stock                            -               25              212
  Proceeds from sale of convertible debentures                400                -            1,437
  Net proceeds from issuance of preferred
    stock                                                       -                -            2,263
  Issuance of notes payable                                    47                5              153
  Repayment of notes payable                                   (8)               -              (72)
  Payments of obligations under capital leases                (16)               -              (39)
  Proceeds from advances from stockholders                     25                -              969
  Repayments of notes to stockholder                            -               (5)              (5)
  Purchase of treasury stock                                   (5)            -  _              (22)
                                                   ---------------  ---------------  ---------------

        Net cash provided by financing
          activities                                          443               25            5,233
                                                   ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash
  equivalents                                                (109)            (490)               8

Cash and cash equivalents at beginning of
  period                                                      117              926             -  _
                                                   ---------------  ---------------  ---------------

Cash and cash equivalents at end of period         $            8   $          436   $            8
                                                   ===============  ===============  ===============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $            6   $            -   $          104
                                                   ===============  ===============  ===============

  Cash paid for income taxes                       $         -  _   $         -  _   $         -  _
                                                   ===============  ===============  ===============

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

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

     A summary of the Company's significant accounting policies and other information necessary to understand the interim financial statements is presented in the Company's audited financial statements for the years ended June 30, 2001 and 2000. Accordingly the Company's audited financial statements should be read in connection with these financial statements.


2.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.   CONVERTIBLE  DEBENTURES
     -----------------------

     During the three months ended September 30, 2001, the Company issued $400,000 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2003 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or
     (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 23%.


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

     On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock. During the three months ended September 30, 2001, 3,067 shares of preferred stock were converted to 10,178,382 shares of common stock.

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


5.   RESEARCH  AGREEMENT
     -------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor has agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist. The Sponsor has agreed to fund a maximum of $511,829, of which $240,680 was recorded as other income in the accompanying statement of operations for the three months ended September 30, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     The statements contained in this Form 10-Q that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the period ending June 30, 2001.

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through September 30, 2001, the Company had an accumulated deficit of $9,332,000.

     Our  research  and  development  efforts  are focused on our core product -
Liprostin(TM). We are conducting clinical trial testing of Liprostin(TM) to obtain the approval of the U.S. Food and Drug Administration (FDA) for sale of Liprostin(TM) in the United States. Phase I clinical trials to test the product's safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels was successfully completed in January 2001. With this success, the Company has decided to proceed to Phase III clinical trials, as had been suggested by the FDA in late 1999. An IND and protocol for a Phase III randomized, multicenter study of Liprostin(TM) in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia was filed with the FDA in August 2001. Also, the Company filed an Orphan Drug Application with the FDA in July 2001. Orphan Drug is a designation by the FDA to indicate a therapy developed to treat a rare disease (one which afflicts a U.S. population of less than 200,000 people). Because there are few financial incentives for drug companies to develop therapies for diseases that afflict so few people, the U.S. government offers additional incentives to drug companies that develop these drugs, which include: 1) eligibility for an FDA grant of up to $300,000 per year for a maximum of 3 years; 2) a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year in which the clinical study(s) are conducted; and most importantly, 3) a 7 year exclusivity to market the drug as adjunct treatment for the rare disease. We expect to complete Phase III clinical trials by late 2004.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin with other technologies. We intend to develop new uses for our core product Liprostin, including applications to hip or bone prostheses, cancer treatment, inflammatory disease, liver disease and wound healing.

     We have successfully completed preclinical trials in rabbits for our Nicotine Receptor Agonist at Stanford University, and have initiated animal studies in dogs and pigs at Columbia University to continue safety and efficacy studies of this technology. We are currently developing this technology for use in treatment of peripheral occlusive arterial disease, in addition to other applications.

     We successfully completed a feasibility study of our stent coating technology using our patented Prostaglandin E1 with a major medical device manufacturer in early 2001. We have continued that work with other medical device companies, as well.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2001  AND  2000
------------------------------------------------------------

     During the three months ended September 30, 2001, the Company had total revenues of $246,835 compared with no revenue for the three months ended September 30, 2000. The increase relates to revenue to be received from an external research agreement with another company entered into in July 2001 whereby the Company is to receive assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the three months ended September 30, 2001 and 2000, administrative and operating expenses were $384,335 and $237,137, respectively. The increase in costs and operating expenses is primarily due to an increase in facilities cost, personnel and overhead as rent and other costs increased. Financing costs and legal fees associated with securing the convertible debentures were also expensed during the three months ended September 30, 2001.

     Research and development costs totaled $261,259 during the three months ended September 30, 2001, compared to $318,600 during the three months ended September 30, 2000. This decrease of $57,341 was related to the lower cost of materials, labor and travel connected to the initiation of the animal study at Columbia University with NRA, the Phase II clinical studies and preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense increased from $33,000 during the three months ended September 30, 2000 to $177,000 during the three months ended September 30, 2001. This increase is a result of the cost of the beneficial conversion feature related to the convertible debentures recorded during the three months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at September 30, 2001 of $359,000, compared to a deficit of $762,344 at September 30, 2000. This reduction in the working capital deficit is primarily related to the reduction of accrued expenses through the issuance of 8,000,000 shares of the Company's common stock in connection with a lawsuit settlement.

     The Company requires significant additional funds to enable it to proceed with its Phase II/III Liprostin(TM) clinical trials, as well as research and development of its licensed product Nicotine Receptor Agonist. In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million tranches.

     Pursuant to the commitment, the Company received $1,040,300 on May 10, 2000, $569,757 on November 2000, and $653,488 on April 12, 2001 which is net of related offering costs. There can be no assurance that the Company will take down the remaining tranches.

     During  the  three  months  ended  September  30,  2001  the Company issued
$400,000 of convertible debentures, of which it received $333,000, net of related offering costs. The debentures bear interest at 8%, which is due quarterly in arrears, with the principal due September 2003.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds and ultimately achieve profit from its operation.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
-------   ------------------

     As of the date of this filing, we are not involved in any material litigation or legal proceedings and are not aware of any potential material litigation or proceeding threatened against us.

ITEM  2.  CHANGES  IN  SECURITIES.
--------  ------------------------

     Recent Sale Of Unregistered Securities. During the quarter ended September 30, 2001, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offerings. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     In August 2001, we issued an aggregate of 2,750,000 shares of common stock to three consultants which we valued at $0.0033 per share. These transactions were exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM  5.  OTHER  INFORMATION.
--------  ------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
--------  --------------------------------------


(a)  We filed a Form 8-K on August 17, 20001 reporting Item 5 Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          ENDOVASC LTD., INC.



Date:  November 12, 2001              By:  /s/  David P. Summers
       -----------------                 -----------------------------
                                         David  P.  Summers
                                         Chief  Executive  Officer




Date:  November 12, 2001              By: /s/  M. Dwight Cantrell
       -----------------                 ------------------------------
                                         M.  Dwight  Cantrell
                                         Chief  Financial  Officer