Form 10QSB
period 2001-12-31
ENDOVASC LTD INC
filed 2002-02-14
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended December 31, 2001.

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

     Yes  [X]            No  [ ]


     As of February 13, 2002, 80,669,267 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         Balance Sheet as of December 31, 2001 and
           June 30, 2001                                                   F-2

         Statement of Operations for the three months
           and six months ended December 31, 2001 and
           2000, and for the period from inception,
           June 10, 1996, to December 31, 2001                             F-3

         Statement of Stockholders' Deficit for
           the six months ended December 31, 2001,
           and for the period from inception,
           June 10, 1996, to December 31, 2001                             F-4

         Statement of Cash Flows for the six months
           ended December 31, 2001 and 2000, and for
           the period from inception, June 10, 1996,
           to December 31, 2001                                            F-6

         Notes to Financial Statements                                     F-7

                              ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      DECEMBER 31, 2001 AND JUNE 30, 2001
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           DECEMBER 31,      JUNE 30,
                                                              2001            2001
          ASSETS                                           (UNAUDITED)       (NOTE)
          ------                                          --------------  --------------
Current assets:
  Cash and cash equivalents                               $           1   $         117
  Other current assets                                               24              47
                                                          --------------  --------------

    Total current assets                                             25             164

Property and equipment, net                                         193             214
Other assets, net                                                   136             144
                                                          --------------  --------------

      Total assets                                        $         354   $         522
                                                          ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                    $         119   $          43
  Current portion of obligations under capital leases                38              35
  Note payable to stockholder                                       124              99
  Accounts payable                                                  667             296
  Accrued liabilities                                               113             532
                                                          --------------  --------------

    Total current liabilities                                     1,061           1,005

Long-term debt, net of current maturities                            21              28
Long-term obligations under capital leases                           56              74
Convertible debentures                                              253            -  _
                                                          --------------  --------------

      Total liabilities                                           1,391           1,107
                                                          --------------  --------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 82,875,267 and 40,253,331 shares issued
    and 80,669,267 and 38,168,331 shares outstanding at
    December 31, 2001 and June 30, 2001, respectively                83              40
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 9,002 and 15,760 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at December 31, 2001 and June 30, 2001,
    respectively, stated value $100 per share                         -               -
  Additional paid-in capital                                      8,976           8,121
  Unissued common stock                                             560               -
  Losses accumulated during the development stage               (10,634)         (8,729)
  Treasury stock                                                    (22)            (17)
                                                          --------------  --------------

    Total stockholders' deficit                                  (1,037)           (585)
                                                          --------------  --------------

      Total liabilities and stockholders' deficit         $         354   $         522
                                                          ==============  ==============

     Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     The accompanying notes are an integral
                      part of these financial statements.

                                        ENDOVASC LTD., INC.
                              (A CORPORATION IN THE DEVELOPMENT STAGE)
                                      STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2001
                                             __________

                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                              --------------------------  --------------------------    INCEPTION
                                DECEMBER      DECEMBER      DECEMBER      DECEMBER     TO DECEMBER
                                31, 2001      31, 2000      31, 2001      31, 2000      31, 2001
                              ------------  ------------  ------------  ------------  -------------
Income:
  Sales                       $         -   $        75   $         -   $        75   $        104
  Interest income                       -             -             1             -             28
  Other income                       -  _          -  _           246          -  _            255
                              ------------  ------------  ------------  ------------  -------------

    Total income                        -            75           247            75            387

Costs and expenses:
  Operating, general and
    administrative expenses           280           319           664           556          4,991
  Research and development
    costs                             478           336           739           655          4,263
  Interest expense                     16            31           193            61            541
  Settlement with former
    employee                         -  _          -  _          -  _          -  _            408
                              ------------  ------------  ------------  ------------  -------------

    Total costs and expenses          774           686         1,596         1,272         10,203
                              ------------  ------------  ------------  ------------  -------------

Net loss                             (774)         (611)       (1,349)       (1,197)        (9,816)

Extraordinary loss on extin-
  guishment of convertible
  debentures                         -  _          -  _          -  _          -  _            127
                              ------------  ------------  ------------  ------------  -------------

Net loss                      $      (774)  $      (611)  $    (1,349)  $    (1,197)  $     (9,943)
                              ============  ============  ============  ============  =============

Weighted average shares
  outstanding                  70,603,319    14,023,721    54,119,351    14,023,721
                              ============  ============  ============  ============

Basic and diluted net loss
  per common share            $     (0.01)  $     (0.04)  $     (0.02)  $     (0.09)
                              ============  ============  ============  ============

                     The accompanying notes are an integral
                      part of these financial statements.

                                               ENDOVASC LTD., INC.
                                     (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                                    __________

                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              LOSSES
                                                                                                            ACCUMULATED
                               COMMON STOCK        PREFERRED STOCK     ADDITIONAL   UNISSUED                DURING THE
                            -------------------  -------------------    PAID-IN      COMMON     TREASURY    DEVELOPMENT
                            AMOUNT     SHARES     AMOUNT     SHARES     CAPITAL       STOCK      STOCK         STAGE       TOTAL
                            -------  ----------  ---------  --------  ------------  ---------  ----------  -------------  -------

Balance at June 30, 2001    $    40  40,253,331  $       -   15,760   $     8,121   $       -  $     (17)  $     (8,729)  $ (585)

Stock issued for services         4   3,735,000          -        -           152           -          -              -      156

Stock issued for employee
  compensation                    -      50,367          -        -             5           -          -              -        5

Stock issued in settlement
  of lawsuit                      8   8,000,000          -        -           400           -          -              -      408

Purchase of treasury stock        -           -          -        -             -         560       (565)             -       (5)

Issuance of treasury stock
  for conversion of preferred
  stock to common stock           -           -          -     (240)            -           -        182           (182)       -

Issuance of treasury stock
  for conversion of
  debentures                      -           -          -        -             -           -        378           (324)      54

Dividends declared on
  preferred stock                 -           -          -        -             -           -          -            (50)     (50)

Conversion of preferred
  stock to common stock          25  24,711,478          -   (6,518)          (25)          -          -              -        -

                     The accompanying notes are an integral
                      part of these financial statements.

                                         ENDOVASC LTD., INC.
                               (A CORPORATION IN THE DEVELOPMENT STAGE)
                             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                              __________

                                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         LOSSES
                                                                                                       ACCUMULATED
                             COMMON STOCK       PREFERRED STOCK    ADDITIONAL  UNISSUED                DURING THE
                          -------------------  -----------------    PAID-IN     COMMON     TREASURY    DEVELOPMENT
                          AMOUNT     SHARES     AMOUNT    SHARES    CAPITAL      STOCK      STOCK         STAGE       TOTAL
                          -------  ----------  ---------  ------  -----------  ---------  ----------  -------------  --------
Conversion of debentures
  to common stock               4   3,764,104          -       -           90          -          -              -        94

Stock issued as payment of
  interest on debentures        -     120,877          -       -            3          -          -              -         3

Stock issued as payment of
  dividends on preferred
 stock                          2   2,240,110          -       -           59          -          -              -        61

Effect of the beneficial
 conversion feature of the
 convertible debentures         -           -          -       -          171          -          -              -       171

Net loss                        -           -          -       -            -          -          -         (1,349)   (1,349)
                          -------  ----------  ---------  ------  -----------  ---------  ----------  -------------  --------

Balance at December 31,
 2001                     $    83  82,875,267  $    -  _   9,002  $     8,976  $     560  $     (22)  $    (10,634)  $(1,037)
                          =======  ==========  =========  ======  ===========  =========  ==========  =============  ========

                     The accompanying notes are an integral
                      part of these financial statements.

                                      ENDOVASC LTD., INC.
                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000, AND
               FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2001
                                         (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                   ------------------------------  INCEPTION TO
                                                            DECEMBER 31,           DECEMBER 31,
                                                        2001            2000            2001
                                                   --------------  --------------  --------------
Cash flows used in operating activities:
  Net loss                                         $      (1,349)  $      (1,197)  $      (9,943)
  Adjustments to reconcile net loss to net
    cash used in operating activities                        747             184           4,738
                                                   --------------  --------------  --------------

        Net cash used in operating activities               (602)         (1,013)         (5,205)
                                                   --------------  --------------  --------------

Cash flows used in investing activities:
  Capital expenditures                                        (6)            (66)           (148)
  Proceeds received from repayment of loan to
    stockholder                                                -               -              72
                                                   --------------  --------------  --------------

        Net cash used in investing activities                 (6)            (66)            (76)
                                                   --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                      -               -             337
  Proceeds from sale of common stock                           -              25             212
  Proceeds from sale of convertible debentures               400               -           1,437
  Net proceeds from issuance of preferred stock                -             570           2,263
  Issuance of notes payable                                  113               -             218
  Repayment of notes payable                                 (26)             (5)            (90)
  Payments of obligations under capital leases               (15)             (5)            (38)
  Proceeds from advances from stockholders                    25               -             969
  Repayments of notes to stockholder                           -               -              (5)
  Purchase of treasury stock                                  (5)              -             (22)
                                                   --------------  --------------  --------------

        Net cash provided by financing activities            492             585           5,282
                                                   --------------  --------------  --------------

Net increase (decrease) in cash and cash
  equivalents                                               (116)           (494)              1

Cash and cash equivalents at beginning of period             117             926               -
                                                   --------------  --------------  --------------

Cash and cash equivalents at end of period         $           1   $         432   $           1
                                                   ==============  ==============  ==============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $          16   $           -   $         114
                                                   ==============  ==============  ==============

  Cash paid for income taxes                       $           -   $           -   $           -
                                                   ==============  ==============  ==============

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


3.   CONVERTIBLE  DEBENTURES
     -----------------------

     During the six months ended December 31, 2001, the Company issued $400,000 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2003 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 23%.


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

     On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock. During the six months ended December 31, 2001, 6,518 shares of preferred stock were converted to 24,711,478 shares of common stock. In addition, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock.

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


5.   RESEARCH  AGREEMENT
     -------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor has agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist. The Sponsor has agreed to fund a maximum of $511,829, of which $240,680 was recorded as other income in the accompanying statement of operations for the six months ended December 31, 2001.

                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS


6.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

                                                      SIX MONTHS ENDED
                                                ----------------------------   INCEPTION TO
                                                        DECEMBER 31,           DECEMBER 31,
                                                    2001           2000           2001
                                                -------------  -------------  -------------
   Non-cash investing and financing
     activities:

   Common stock or warrants issued for
     services and license and patent
     rights                                     $         161  $         157  $       3,259
                                                =============  =============  =============


   Common stock issued for equity
     securities                                 $           -  $           -  $         302
                                                =============  =============  =============


   Common stock issued for settlement of
     lawsuit                                    $         408  $           -  $         601
                                                =============  =============  =============


   Common stock issued upon conversion of
     debentures                                 $         148  $          30  $       1,437
                                                =============  =============  =============


   Reduction of notes payable and accrued
     liabilities through exercise of stock
     options or issuance of common stock        $         235  $         275  $       1,203
                                                =============  =============  =============


   Issuance of note payable for the purchase
     of equipment                               $           -  $          56  $         124
                                                =============  =============  =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2001, the Company had an accumulated deficit of $10,634,303.

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  DECEMBER  31,  2001  AND  2000
-----------------------------------------------------------

     During the three months ended December 31, 2001, the Company had no revenue compared with $75,000 of revenues for the three months ended December 31, 2000. The revenue during the three months ended December 31, 2000 was a result of a feasibility study agreement, relating to the Company's stent-coating technology, with Advanced Cardiovascular Systems, Inc., a California corporation and subsidiary of Guidant Corporation.

     During the three months ended December 31, 2001 and 2000, administrative and operating expenses were $280,000 and $319,000, respectively. The decrease in costs and operating expenses is primarily due to a reduction in promotion and general consulting expenses during the three months ended December 31, 2001.

     Research and development costs totaled $478,000 during the three months ended December 31, 2001, compared to $336,000 during the three months ended December 31, 2000. This increase of $142,000 was related to the increased cost of materials, labor and travel connected to the animal study at Columbia University with NRA, the Phase II clinical studies preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense decreased from $31,000 during the three months ended December 31, 2000 to $16,000 during the three months ended December 31, 2001. This decrease is a result of a lower average debt balance and lower interest rates.

SIX  MONTH  PERIOD  ENDED  DECEMBER  31,  2001  AND  2000
---------------------------------------------------------

     During the six months ended December 31, 2001, the Company had total revenues of $247,000 compared with $75,000 of revenues for the six months ended December 31, 2000. The increase relates to revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the six months ended December 31, 2001 and 2000, administrative and operating expenses were $664,000 and $556,000, respectively. The increase in costs and operating expenses is primarily due to an increase in facilities cost, personnel and overhead as rent and other costs increased. Financing costs and legal fees associated with securing the convertible debentures were also expensed during the six months ended December 31, 2001.

     Research and development costs totaled $739,000 during the six months ended December 31, 2001, compared to $655,000 during the six months ended December 31, 2000. This increase of $84,000 was related to the increased cost of materials, labor and travel related to the animal study at Columbia University with NRA, the Phase II clinical studies preparation with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense increased from $61,000 during the six months ended December 31, 2000 to $193,000 during the six months ended December 31, 2001. This increase is a result of the cost of the beneficial conversion feature related to the convertible debentures recorded during the six months ended December 31, 2001 of $171,000, offset by lower interest rates during the period.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at December 31, 2001 of $1,036,000, compared to a deficit of $350,000 at December 31, 2000. This increase in the working capital deficit is primarily related to the increase in accounts payable and decrease in cash resulting from no revenue during the three months ended December 31, 2001 and less proceeds from issuance of preferred stock.

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

     During the six months ended December 31, 2001 the Company issued $400,000 of convertible debentures, of which it received $333,000, net of related offering costs. The debentures bear interest at 8%, which is due quarterly in arrears, with the principal due September 2003.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------        -------------------------------------

(a)     Exhibits  --  None.

(b)     Reports  on  Form  8-K  --  None.





                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               ENDOVASC  LTD.,  INC.




Date:     February 12, 2002                By:    /s/  David  P.  Summers
       ------------------------                 --------------------------------
                                                David  P.  Summers
                                                Chief  Executive  Officer




Date:     February 12, 2002                By:    /s/  M.  Dwight  Cantrell
       ------------------------                 --------------------------------
                                                M.  Dwight  Cantrell
                                                Chief  Financial  Officer