Form 10QSB
period 2002-03-31
ENDOVASC LTD INC
filed 2002-05-15
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  March  31,  2002.

[ ]     Transition Report to Section 13 or 15(d) of the Securities Exchange Act
of  1934  for  the  Transition  Period  from  _________  to  _________.



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

     Yes  [X]            No  [ ]


     As of March 31, 2002, 92,504,266 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

          Balance Sheet as of March 31, 2002 and
            June 30, 2001                                                    F-2

          Statement of Operations for the three months
            and nine months ended March 31, 2002 and
            2001, and for the period from inception,
            June 10, 1996, to March 31, 2002                                 F-3

          Statement of Stockholders' Deficit for
            the nine months ended March 31, 2002                             F-4

          Statement of Cash Flows for the nine months
            ended March 31, 2002 and 2001, and for
            the period from inception, June 10, 1996,
            to March 31, 2002                                                F-6

          Notes to Financial Statements                                      F-7

                              ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                        MARCH 31, 2002 AND JUNE 30, 2001
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           MARCH 31,     JUNE 30,
                                                              2002         2001
          ASSETS                                          (UNAUDITED)     (NOTE)
          ------                                          ------------  ----------
Current assets:
  Cash and cash equivalents                               $        38   $     117
  Accounts receivable                                             150           -
  Other current assets                                            104          47
                                                          ------------  ----------

    Total current assets                                          292         164

Property and equipment, net                                       181         214
Other assets, net                                                 132         144
                                                          ------------  ----------

      Total assets                                        $       605   $     522
                                                          ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                    $       123   $      43
  Current portion of obligations under capital leases              35          35
  Note payable to stockholder                                     233          99
  Accounts payable                                                901         296
  Accrued liabilities                                             136         532
                                                          ------------  ----------

    Total current liabilities                                   1,428       1,005

Long-term debt, net of current maturities                          17          28
Long-term obligations under capital leases                         35          74
Convertible debentures                                            270           -
                                                          ------------  ----------

      Total liabilities                                         1,750       1,107
                                                          ------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 94,710,266 and 40,253,331 shares issued
    and 92,504,266 and 38,168,331 shares outstanding at
    March 31, 2002 and June 30, 2001, respectively                 95          40
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 8,184 and 15,760 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at March 31, 2002 and June 30, 2001,
    respectively, stated value $100 per share                       -           -
  Additional paid-in capital                                    9,700       8,121
  Unissued common stock                                            80           -
  Losses accumulated during the development stage             (10,998)     (8,729)
  Treasury stock                                                  (22)        (17)
                                                          ------------  ----------

    Total stockholders' deficit                                (1,145)       (585)
                                                          ------------  ----------

      Total liabilities and stockholders' deficit         $       605   $     522
                                                          ============  ==========

     Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                     The accompanying notes are an integral
                       part of these financial statements.


                                       F-2

                                   ENDOVASC LTD., INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2002
                                        __________

                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                 THREE  MONTHS  ENDED         NINE  MONTHS  ENDED
                              --------------------------  --------------------------   INCEPTION
                                 MARCH 31,    MARCH 31,     MARCH 31,     MARCH 31,    TO  MARCH
                                 31, 2002     31, 2001      31, 2002      31, 2001     31,  2002
                              ------------  ------------  ------------  ------------  -----------
Income:
  Sales                       $         3   $         -   $         3   $        75   $      107
  Interest income                       -            15             1            15           28
  Other income                        158             -           404             -          413
                              ------------  ------------  ------------  ------------  -----------

    Total income                      161            15           408            90          548
                              ------------  ------------  ------------  ------------  -----------

Costs and expenses:
  Operating, general and
    administrative expenses           249           314           913           870        5,240
  Research and development
    costs                             245           354           984         1,009        4,508
  Interest expense                     14             2           207             3          555
  Settlement with former
    employee                            -             -             -             -          408
                              ------------  ------------  ------------  ------------  -----------

    Total costs and expenses          508           670         2,104         1,882       10,711
                              ------------  ------------  ------------  ------------  -----------

Net loss                             (347)         (655)       (1,696)       (1,792)     (10,163)

Extraordinary loss on extin-
  guishment of convertible
  debentures                            -             -             -             -          127
                              ------------  ------------  ------------  ------------  -----------

Net loss                      $      (347)  $      (655)  $    (1,696)  $    (1,792)  $  (10,290)
                              ============  ============  ============  ============  ===========


Basic and diluted net loss
  per common share            $         -   $     (0.04)  $     (0.03)  $     (0.12)
                              ============  ============  ============  ============

Weighted average shares
  outstanding                  85,198,362    15,305,838    66,708,814    15,305,838
                              ============  ============  ============  ============


                                  The accompanying notes are an integral
                                    part of these financial statements.

                                                       ENDOVASC LTD., INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                                            __________

                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                LOSSES
                                                                                                             ACCUMULATED
                                   COMMON STOCK       PREFERRED  STOCK   ADDITIONAL  UNISSUED                DURING  THE
                                 -------------------  ----------------    PAID-IN     COMMON     TREASURY    DEVELOPMENT
                                 AMOUNT     SHARES    AMOUNT   SHARES     CAPITAL      STOCK      STOCK         STAGE       TOTAL
                                 -------  ----------  -------  -------  -----------  ---------  ----------  -------------  -------

Balance at June 30, 2001         $    40  40,253,331  $     -  15,760   $    8,121   $       -  $     (17)  $     (8,729)  $ (585)

Stock issued for services              4   3,766,677        -       -          157           -          -              -      161

Stock issued for employee
  compensation                         -      50,367        -       -            5           -          -              -        5

Stock issued for financing
  costs                                1   1,200,000        -       -           78           -          -              -       79

Stock issued in settlement of
  lawsuit                              8   8,000,000        -       -          400           -          -              -      408

Purchase of treasury stock             -           -        -       -            -         560       (565)             -       (5)

Issuance of treasury stock for
  conversion of preferred stock
  to common stock                      -           -        -    (240)           -           -        182           (182)       -

Issuance of treasury stock for
  conversion of debentures             -           -        -       -            -           -        378           (324)      54

Dividends declared on preferred
  stock                                -           -        -       -            -           -          -            (67)     (67)

Conversion of preferred stock
  to common stock                     27  26,219,070        -  (7,336)         (27)          -          -              -        -


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

                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          LOSSES
                                                                                                        ACCUMULATED
                                  COMMON  STOCK     PREFERRED STOCK  ADDITIONAL   UNISSUED               DURING  THE
                               -------------------  ---------------   PAID-IN      COMMON    TREASURY    DEVELOPMENT
                               AMOUNT     SHARES    AMOUNT   SHARES   CAPITAL      STOCK      STOCK         STAGE        TOTAL
                               -------  ----------  -------  ------  ----------  ---------  ----------  -------------  ---------
Conversion of debentures to
  common stock                       6   5,945,870        -       -         166         -           -              -        172

Stock issued as payment of
  interest on debentures             -     317,433        -       -           9         -           -              -          9

Stock issued as payment of
  dividends on preferred
  stock                              2   2,307,518        -       -          62         -           -              -         64

Issuance of stock for debt
  repayment                          1   1,000,000        -       -          84         -           -              -         85

Effect of the beneficial con-
  version feature of the con-
  vertible debentures                -           -        -       -         171         -           -              -        171

Issuance of unissued stock           6   5,650,000        -       -         474      (480)          -              -          -

Net loss                             -           -        -       -           -         -           -         (1,696)    (1,696)
                               -------  ----------  -------  ------  ----------  ---------  ----------  -------------  ---------

Balance at March 31, 2002      $    95  94,710,266  $     -   8,184  $    9,700  $     80   $     (22)  $    (10,998)  $ (1,145)
                               =======  ==========  =======  ======  ==========  =========  ==========  =============  =========


                                             The accompanying notes are an integral
                                               part of these financial statements.

                              ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        CONDENSED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001, AND
        FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2002
                                   __________

                                 (IN THOUSANDS)

                                                    NINE MONTHS ENDED
                                                   ------------------  INCEPTION TO
                                                       MARCH  31,       MARCH 31,
                                                     2002      2001       2002
                                                   --------  --------  ----------
Cash flows used in operating activities:
  Net loss                                         $(1,696)  $(1,792)  $ (10,290)
  Adjustments to reconcile net loss to net
    cash used in operating activities                  961       412       4,952
                                                   --------  --------  ----------

        Net cash used in operating activities         (735)   (1,380)     (5,338)
                                                   --------  --------  ----------

Cash flows used in investing activities:
  Capital expenditures                                  (6)      (66)       (148)
  Proceeds received from repayment of loan to
    stockholder                                          -         -          72
                                                   --------  --------  ----------

        Net cash used in investing activities           (6)      (66)        (76)
                                                   --------  --------  ----------

Cash flows from financing activities:
  Proceeds from sale of equity securities                -         -         337
  Proceeds from sale of common stock                     -        30         212
  Proceeds from sale of convertible debentures         400         -       1,437
  Net proceeds from issuance of preferred stock          -       570       2,263
  Issuance of notes payable                            123         -         229
  Repayment of notes payable                           (36)      (21)       (100)
  Payments of obligations under capital leases         (39)        -         (62)
  Proceeds from advances from stockholders             219         -       1,163
  Repayments of notes to stockholder                     -        (5)         (5)
  Purchase of treasury stock                            (5)        -         (22)
                                                   --------  --------  ----------

        Net cash provided by financing activities      662       574       5,452
                                                   --------  --------  ----------

Net (decrease) increase in cash and cash
  equivalents                                          (79)     (872)         38

Cash and cash equivalents at beginning of period       117       926           -
                                                   --------  --------  ----------

Cash and cash equivalents at end of period         $    38   $    54   $      38
                                                   ========  ========  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $    22   $     3   $     120
                                                   ========  ========  ==========

  Cash paid for income taxes                       $     -   $     -   $       -
                                                   ========  ========  ==========


                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________

1.   INTERIM FINANCIAL STATEMENTS
     ----------------------------

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


2.   INCOME TAXES
     ------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.   CONVERTIBLE DEBENTURES
     ----------------------

     During the nine months ended March 31, 2002, the Company issued $400,000 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2003 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 23%.


4.   PREFERRED STOCK
     ---------------

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


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________


4.   PREFERRED STOCK, CONTINUED
     --------------------------

     On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share stated and liquidation value Series A 8% non-voting convertible preferred stock for $1,500,000. The actual proceeds received by the Company were $1,040,300, which are net of related offering costs. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion of the respective preferred stock. During the nine months ended March 31, 2002, 7,336 shares of preferred stock were converted to 26,219,070 shares of common stock. In addition, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock.

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


5.   RESEARCH AGREEMENT
     ------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor has agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist. The Sponsor has agreed to fund a maximum of $511,829, of which $404,000 was recorded as other income in the accompanying statement of operations for the nine months ended March 31, 2002.


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________

6.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

                                                   NINE MONTHS ENDED
                                                  ------------------ INCEPTION TO
                                                      MARCH  31,      MARCH  31,
                                                    2002      2001       2002
                                                  --------  --------  ---------
     Non-cash investing and financing
       activities:

       Common stock or warrants issued for
         services and license and patent
         rights                                   $    166  $    170  $   3,264
                                                  ========  ========  =========


       Common stock issued for equity
         securities                               $      -  $      -  $     302
                                                  ========  ========  =========


       Common stock issued for settlement of
         lawsuit                                  $    408  $      -  $     601
                                                  ========  ========  =========


       Common stock issued upon conversion of
         debentures                               $    226  $      -  $   1,515
                                                  ========  ========  =========


       Reduction of notes payable and accrued
         liabilities through exercise of stock
         options or issuance of common stock      $    323  $    275  $   1,291
                                                  ========  ========  =========


       Issuance of note payable for the purchase
         of equipment                             $      -  $    115  $     124
                                                  ========  ========  =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     The statements contained in this Form 10-QSB that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the period ending June 30, 2001.

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through March 31, 2002, the Company had an accumulated deficit of $10,998,000.

     We are conducting clinical trials of Liprostin(TM) (a liposomal formulation of Prostaglandin E-1) to obtain the approval of the U.S. Food and Drug Administration (FDA) for the sale of the product in the United States. Following a meeting with the FDA in late 2001, the Company revised its Phase III protocol for a Phase III randomized, multicenter study of Liprostin(TM) in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia. In February 2002, the Company reviewed this new revised document with the FDA. In this meeting, the Cardio-Renal Drug Products (CRDP) division of the FDA provided significant input into the Phase III clinical trial design and took into consideration the recent denial of orphan drug status for Liprostin(TM) by the Office of Orphan Products Development (OOPD). Upon consideration of the economic impact to the Company of OOPD's refusal to consider one-year incidence of critical limb ischemia (CLI), and basing their decision instead on a population beyond those patients with late-stage CLI, the CRDP division of FDA recommended a split Phase III protocol that would simultaneously evaluate Liprostin(TM) in two different patient populations with peripheral arterial occlusive disease based on severity, and at the same time keep the trials within an 800 patient population of 400 patients in each arm. This decision expanded treatment to an additional patient population suffering from both late-stage critical limb ischemia, as well as patients suffering from moderate to severe but not ischemic effects of the disease (a much larger group than originally requested for CLI). The benefit to the Company is a significant increase in the market when we launch Liprostin(TM).

     Preliminary Phase I/II discussions with the FDA in late 2001 for its Nicotine Receptor Agonist (NRA) product resulted in recommendations from FDA that the Company proceed with a Phase III clinical trial in chronic coronary Ischemia instead. The Company's Pre-Ind meeting after the first of the year to review the new Phase III protocol was positive with only a few suggestions to be made prior to filing the IND. It is anticipated that the IND will be filed by mid-year with treatment of first patient for chronic myocardial ischemia in third quarter 2002. A Notice of Allowance was granted in March 2002 by the United States Patent and Trademark Office (USPTO) for the trade name, ANGIOGENIX
(TM) for NRA. In February 2002 the Company signed an Option Agreement with Stanford University to acquire an exclusive, worldwide patent license for the use of nicotine in stem cell and progenitor cell recruitment focused in the areas of cardiology and neurology. This technology is described in Stanford's international application published under the Patent Cooperation Treaty, WO 01/8683 A1. Endovasc now has the option to evaluate its use in the recruitment and mobilization of stem cells for regeneration of various organs, such as the heart. During the option period through January 24, 2003, the Company will conduct independent studies to further evaluate Stanford's discovery of nicotine and stem cells.

     The Company's stent coating process, PROStent(TM) was expanded through a Notice of Allowance from the USPTO on the patent filed in May 1999 covering the use of biodegradable surface coating and method for making same. PROStent(TM) is a stent-coating process which coats vascular stents to prevent restenosis

(reblockage) after coating using our own cardiovascular clinical product PGE-1, a naturally occurring, chemically related fatty acid, which has shown to be a potent vasodilator, platelet inhibitor and anti-thrombotic. The product is still in preclinical work and projects an animal study by mid-year 2002.

     With the continuing growth of a multi-billion dollar medical device market, the Company continues its research and development of a resorbable, biodegradable stent (prosthesis). Stents, which are commonly deployed after angioplasty, usually will re-occlude as much as 50% of the time requiring a repeated angioplasty procedure within three to six months because of restenosis (reblockage) due to more plaque build up. The resorbable prosthesis comprises a method of making a totally resorbable, biodegradable, drug delivery prosthesis having both mechanical properties of maintaining the strength needed to acutely open and maintain a vessel, duct, tract, or organ confirmation, but having precise chronicity controlling the release and delivery of drugs or biologic agents.

     The addition of Dr. Alan J. Garber to the Company's Scientific and Advisory Board supports the Company's efforts to identify and develop products that will improve the quality of life for patients suffering with diabetes throughout the world. Dr. Garber is Professor of Medicine, Biochemistry and Molecular Biology and Molecular and Cellular Biology at Baylor College of Medicine, as well as Chief of Endocrinology, Diabetes and Metabolism at The Methodist Hospital in Houston. His research interest in diabetes, cardiovascular disease, dyslipidemia, insulin resistance and atherosclerosis and his international recognition in this field will significantly contribute to the Company's development of its drug, Liprostin(TM) for treatment of diabetes.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  MARCH  31,  2002  AND  2001
--------------------------------------------------------

     During the three months ended March 31, 2002, the Company had revenue of $161,000 compared with $15,000 of revenues for the three months ended March 31, 2001. The revenue during the three months ended March 31, 2002 was a result of revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from the company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the three months ended March 31, 2002 and 2001, administrative and operating expenses were $249,000 and $314,000, respectively. The decrease in costs and operating expenses is primarily due to a reduction in staffing during the three months ended March 31, 2002.

     Research and development costs totaled $245,000 during the three months ended March 31, 2002, compared to $354,000 during the three months ended March 31, 2001. This decrease of $109,000 was the result of a reduction in research and development expenditures as the Company awaited FDA approval for its product.

     Interest expense increased from $2,000 during the three months ended March 31, 2001 to $14,000 during the three months ended March 31, 2002. This increase is a result of interest on convertible debentures that were issued during the nine months ended March 31, 2002.

NINE  MONTH  PERIOD  ENDED  MARCH  31,  2002  AND  2001
-------------------------------------------------------

     During the nine months ended March 31, 2002, the Company had total revenues of $408,000 compared with $90,000 of revenues for the nine months ended March 31, 2001. The increase relates to revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the nine months ended March 31, 2002 and 2001, administrative and operating expenses were $913,000 and $870,000, respectively. The increase is the result of financing costs and legal fees associated with securing the convertible debentures, which were expensed during the nine months ended March 31, 2002.

     Research and development costs totaled $984,000 during the nine months ended March 31, 2002, compared to $1,009,000 during the nine months ended March 31, 2001. This decrease of $25,000 was the result of a reduction in research and development expenditures as the Company awaited FDA approval for its product.

     Interest expense increased from $3,000 during the nine months ended March 31, 2001 to $207,000 during the nine months ended March 31, 2002. This increase is a result of the cost of the beneficial conversion feature and the additional interest related to the convertible debentures recorded during the nine months ended March 31, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at March 31, 2002 of $1,136,000, compared to a deficit of $841,000 at December 31, 2001. This increase in the working capital deficit is primarily related to the increase in accounts payable and decrease in cash resulting from additional operating losses and less proceeds from issuance of preferred stock.

     The Company requires significant additional funds to enable it to proceed with its two Phase III Liprostin(TM) and Phase III ANGIOGENIX(TM) clinical trials. In May 2000, the Company completed a $4.5 million financing commitment related to the private placement and sale of its convertible preferred stock in three (3) $1.5 million tranches.

     Pursuant to the commitment, the Company received $1,040,300 on May 10, 2000, $569,757 on November 2000, and $653,488 on April 12, 2001 which is net of related offering costs. There can be no assurance that the Company will take down the remaining tranches.

     During the nine months ended March 31, 2002 the Company issued $400,000 of convertible debentures, of which it received $333,000, net of related offering costs. The debentures bear interest at 8%, which is due quarterly in arrears, with the principal due September 2003.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and ANGIOGENIX(TM) and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds and ultimately achieve profit from its operation; however, there can be no assurance that the Company will obtain profitability or that future debt or equity funding will be available or have terms acceptable to the Company. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The report of the Company's independent public accountants, which accompanied the consolidated financial statements for the year ended June 30, 2001, was qualified with respect to that risk.

PART II - OTHER  INFORMATION

ITEM 2.   CHANGES IN SECURITIES
------    ---------------------

Recent Sale Of Unregistered Securities. During the nine months ended March 31, 2002, the following transactions not previously reported were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     In November 2001, we issued an aggregate of 985,000 shares of common stock to 5 consultants, which we valued at $0.05 to $.07 per share, for services rendered. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In December 2001, we issued an aggregate of 50,367 shares of common stock to seven employees, which we valued at $0.08 to $.10 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In February 2002, we issued an aggregate of 31,677 shares of common stock to seven employees, which we valued at $0.16 to $.18 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In February 2002, we issued an aggregate of 5,650,000 shares of common stock to two individuals, which we valued at $0.085 per share, to reimburse them for shares they returned to the Company for use in conversion of preferred stock and conversion of convertible debentures. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In February 2002, we issued an aggregate of 1,000,000 shares of common stock valued at $.085 to repay debt to one individual. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In March 2002, we issued an aggregate of 1,200,000 shares of common stock valued at $.07 for financing costs. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
------    -------------------------------------

(a)     Exhibits  --  None.

(b)     Reports  on  Form  8-K  --  None.




                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                ENDOVASC  LTD.,  INC.




Date:   May 15, 2002                  By:  /s/  David  P.  Summers
     -------------------                   ----------------------------
                                           David  P.  Summers
                                      Chief  Executive  Officer



Date:  May 15, 2002                    By:  /s/  M.  Dwight  Cantrell
     -------------------                    ----------------------------
                                            M.  Dwight  Cantrell
                                       Chief  Financial  Officer