Form 10KSB
period 2002-06-30
ENDOVASC LTD INC
filed 2002-09-30
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the Fiscal Year Ended June 30, 2002

                        Commission File No.       000-28371


                               Endovasc Ltd., Inc.
                 (Name of Small Business Issuer in Its Charter)




                    Delaware                                  76-0512500
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

     The Company's revenues for its most recent fiscal year were $671M.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $15,539,951 as of September 25, 2002, based on the average bid and asked price of $0.82 per share as of that date.

     There were 32,954,027 shares of Common Stock, $.001 par value, outstanding as of September 25, 2002. Additionally, there were 7,039 shares of Series A Convertible Preferred Stock, $.001 par value per share, outstanding as of September 25, 2002.



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

         Effective July 9, 2002, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware. This reincorporation was accomplished by a merger of the Company into a new Delaware corporation of the same name.

     On or about October 8, 1999, we received preclinical approval to file an Investigational New Drug application for Phase I and II clinical trials of our Liprostin technology. On or about February 25, 2000, we obtained the exclusive licensing rights to Nicotine Receptor Agonist ("NRA") technology from the University of Stanford, in exchange for stock and cash. We have commenced preclinical trials on the safety and efficacy of NRA in conjunction with Stanford University and Columbia University.

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

     We have successfully completed Phase I clinical trials of Liprostin and, at the previous recommendation by the FDA are preparing for Phase III clinical trials for Critical Limb Ischemia (CLI) in a large patient base including clinical sites in both the U.S. Europe, and Chile.

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

     Further study of our Nicotine Receptor Agonist technology revealed more conclusive results. Experiments have shown that nicotine promotes angiogenesis and vasculogenesis in areas of the body that are deprived of proper blood supply. Blockages of the arteries that feed an organ, often caused by build-up of fatty material, cholesterol and plaques in arterial walls, may deprive the tissue of proper blood supply. These blockages reduce the body's ability to supply organs and surrounding tissue with nutrients, particularly oxygen, which results in a condition called ischemia. Ischemia reduces cells' ability to function and in severe cases causes rapid cell death. The body naturally defends against ischemia by reducing the work required from the affected area and attempting to grow new blood vessels into the ischemic area. Stanford researchers found tobacco smokers had significantly more growth of new vessels around such blockages than non-smokers, apparently due to the therapeutic effects of nicotine. Upon further analysis, researchers determined that a particular fraction of the nicotine molecule could provide a method of treating and preventing a range of diseases and ailments involving angiogenesis. These diseases, such as myocardial and cerebral infarction, mesenteric or limb ischemia, common wounds, vascular occlusion, and vascular stenosis, commonly called "hardening of the arteries", affect millions of persons every year in the United States alone (American Heart Association).

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

    The Food and Drug Administration requires satisfaction of several procedures prior to approving marketing and distribution of pharmaceutical products in the United States. These include (i) preclinical tests, (ii) submission of an application for an Investigational New Drug, which must become effective before commencing human clinical trials, (iii) thoroughly documented and supervised human clinical trials to determine drug safety and efficacy in its intended application, (iv) submission and acceptance of an Investigational New Drug Application, in the case of drugs, or a Product License Application, in the case of biologics, and (v) approval of the Investigational New Drug Application or Product License Application prior to commercial sale or shipment of the drug or biologic. In addition to this process, each domestic drug manufacturing establishment must be registered or licensed with the Food and Drug Administration. Domestic manufacturing establishments are also subject to inspections by the FDA and by other federal, state and local agencies and must comply with Good Manufacturing Practices as required.

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

     We face established and well-funded competition from other companies developing liposome based drug delivery systems. These liposome competitors include Eli Lilly, The Liposome Company and Schering-Plough. These companies generally use liposome for the delivery of antitumor drugs, while our products are primarily intended for use in vascular treatments. To our knowledge, current competition in the vascular treatment area is limited to ReoPro(R) sold by Centocor and marketed by Eli Lilly, and Agratroban(R) sold by Texas BioTech, which is used in angioplasty.

         We also face established and well-funded competition from medical device manufacturers in the development of stent-coating technologies. These competitors include major medical device manufacturers such as, Guidant, Inc., Cook, Inc., Cordis and Boston Scientific, Inc. To our knowledge current competition in this technology is limited to the use of drugs used in cancer therapies, as opposed to our Prostaglandin E1, which is a naturally occurring, chemically related fatty acid shown to be a potent vasodilator, platelet inhibitor and anti-thrombotic.


Research and Development

     We maintain 1,400 square feet of lab space equipped with customary wet laboratory equipment at our headquarters in Montgomery, Texas.

     Our research and development efforts are focused on our core products - Liprostin and ANGIOGENIX. We are conducting clinical trial testing of Liprostin and ANGIOGENIX to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials to test product safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels was successfully completed in January 2001. With this success, the company determined to proceed to Phase III clinical trials as had been suggested by the FDA in late 1999. An IND and protocol for a Phase III, "Randomized, multicenter study of Liposomal prostaglandin E1 (Liprostin) and ANGIOGENIX in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia" was filed with the FDA on August 2001. The IND for ANGIOGENIX is pending final animal data. Also, the company filed an Orphan Drug application with the FDA on July 2001. Orphan Drug is a designation of the FDA to indicate a therapy developed to treat a rare disease (one which afflicts a U.S. population of less than 200,000 people). Because there are few financial incentives for drug companies to develop therapies for diseases that afflict so few people, the U.S. government offers additional incentives to drug companies that develop these drugs, which include: 1) eligibility for an FDA grant of up to $300,000 per year for a maximum of 3 years; 2) a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year in which the clinical study(s) were conducted; and most importantly, 3) a 7 year exclusivity to market the drug as adjunct treatment for the rare disease. Our first orphan drug application was denied based on greater than 200,000 patient eligibility. However, FDA granted us a second indication for peripheral occlusive artery disease (POAD) which included severe intermittent claudication (walking pain, which doubled our potential market). We expect to complete phase III clinical trials by late 2004.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin and ANGIOGENIX with other technologies. We intend to develop new uses for our core product Liprostin, including applications in hip or bone prostheses, cancer treatment, inflammatory disease, liver disease, and wound healing.

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


Employees

     As of June 30, 2002, we employed two employees in addition to six full-time contractors. We also employ one full-time and six part-time consultants. None of our employees or independent contractors is subject to a collective bargaining agreement and we believe that our relations with our employees are good.


Item 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices and research and development facilities at 15001 Walden Road, Suites 108, 100, 234 and 235, Montgomery, Texas 77356. We lease these 4,950 square foot facilities at an aggregate monthly rental rate of $3,700.

     We believe that our facilities are adequate for our current levels of operations.


Item 3. LEGAL PROCEEDINGS

         On September 11, 2002 the company filed a civil lawsuit styled Endovasc Ltd., Inc v. J.P. Turner and Co.LLC et al , Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulaton. The company is seeking monetary damages in excess of $200, 000, 000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA etal v Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     On March 15,2002, we filed a proxy statement with the SEC requesting shareholder approval to increase the total authorized shares from 100,000,000 to 200,000,000. The shareholder meeting was held on April 26, 2002. The vote on the resolution was 92% for and 8% against. The meeting was adjourned when a quorum issue was raised and has not been reconvened.

         On April 30, 2002 our Board of Directors authorized its Chairman, David
P. Summers, to pursue a plan of reorganization that would allow the company to meet its obligations to our creditors and the Series A Convertible Preferred Shareholders. This plan involved the issuance of up to 3,000,000 shares of Series B Convertible Stock and a reverse domicile merger from Nevada to Delaware. On or about May 6, 2002 an information statement was filed with the SEC and simultaneously sent to our shareholders. On July 5, 2002 a meeting of shareholders representing 52.6% of the total outstanding voting authority, in which, the resolution to adopt the plan of reorganization. It was made effective July 9, 2002.





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


         Fiscal Quarter Ending:                             Common Stock Price
                                                      (rounded to nearest penny)
                                                             High           Low
         June 30, 2002                                       0.11           0.04
         March 31, 2002                                      0.22           0.05
         December 31, 2001                                   0.24           0.03
         September 30, 2001                                  0.06           0.02
         June 30, 2001                                       0.18           0.06
         March 31, 2001                                      0.40           0.16
         December 31, 2000                                   0.88           0.16
         September 30, 2000                                  2.25           0.75
         June 30, 2000                                       4.00           1.20
         March 31, 2000 (through March 21, 2000)            15.00           0.10
         December 31, 1999.                                  0.30           0.06
         September 30, 1999                                  0.63           0.13
         June 30, 1999                                       0.88           0.38
         March 31, 1999                                      1.00           0.19
         December 31, 1998                                   1.50           0.38
         September 30, 1998                                  6.00           0.38

     As of June 30, 2002, the Company had approximately 5,400 record and beneficial stockholders.

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

         The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through June 30, 2002, the Company had an accumulated deficit of $11,230M.

         The Company presented pre-clinical data to the U.S. Food and Drug Administration (FDA) in October 1999, in preparation of its Investigational New Drug (IND) filing for Liprostin, its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's Phase I data and responded with a waiver of Phase II clinical trials, if the Company elected to proceed directly to a Phase III trial for the product. The Company determined to move forward with Phase III as suggested by the FDA. After review of the successful report of the Phase I trials, the company submitted on August 2, 2001 an IND submission and Phase III protocol which was subsequently approved in February 2002. In that meeting the FDA approved a second indication for peripheral obstructive artery disease, severe intermittent claudication, which is pain that occurs while walking.

In November 2000, the Company submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In April 2001, the Company was notified of the grant approval for $512,000 with an option to extend for an additional year. Monies from the grant did not become available until after November 2001. Identity of the grantor was requested to remain anonymous until such time as release of the results from the studies. The Company anticipates to have publication of data released during the second quarter of the Company's fiscal year ending June 30, 2003.

The Company submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenesis, applying for therapeutic angiogenic treatment indications for chronic myocardial ischemia. After review of the data, the FDA approved a phase III clinical trial. The company continues to make progress and prepare to commence both trials anticipating commencing late in the Company's second quarter on one and early in the Company's third quarter of fiscal year ending June 30, 2003 on the other.

         During the fiscal year ended June 30, 2002, the Company's net revenues increased to $665M compared with revenues of $75M for the previous fiscal year ended June 30, 2001. The increase in revenue is due to a $512M research grant obtained for animal studies of Nicotine Receptor Agonist.

         During the fiscal year ending June 30, 2002 and 2001, costs and operating expenses were $3,069M and $2,942M, respectively. The increase in costs and operating expenses for the year is primarily due to an increase in the cost of research and development, clinical trials, scientific consulting, facilities, interest and overhead, partially offset by a $408M decrease in settlement with a former employee that occurred during the fiscal year ending June 30, 2001.

         Cash flows used in operating activities for the fiscal year ending June 30, 2002 decreased $1,012M to $931M, compared to $1,943M for the previous fiscal year ending June 30, 2001, primarily due to the increased use of common stock, preferred stock and warrants issued for services and financing costs.

         Interest expense increased for the fiscal year ending June 30, 2002 by $206M. This was primarily due to a beneficial conversion feature of $171M and additional interest recorded on convertible debentures obtained during the fiscal year ended June 30, 2002.

         Research and development expenses totaled $1,477M during the fiscal year ending June 30, 2002, an increase of $129M from $1,348M for the fiscal year ended June 30, 2001. These expenses were related to the increased cost of new materials and the ongoing, in-house projects for medicinally coated vascular stents.


Liquidity and Capital Resources

         The Company had a working capital deficit on June 30, 2002, of $736M, compared to a working capital deficit of $841M at June 30, 2001. This decrease was primarily due to an increase in accounts receivable, partially offset by a decrease in cash.

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



                                    PART III


Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

         None.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2002, are as follows:

                                                                                        Period Served As
         Name                          Age              Position                        Officer/Director/Key Employee
         ---------------------------------------------------------------------------------------------------------------------------

         David P. Summers               63           Chief Executive Officer            Inception (1996) to
                                                     and Chairman                       Present

         Diane Dottavio                 50           Director of Research and           March 2000 to Present
                                                     Development


         M. Dwight Cantrell             56           Chief Financial Officer,           January 1997 to Present
                                                     Treasurer and Director

         Gary R. Ball                   42           Secretary and Director             July 1996 to Present

         Claudio R. Roman               44           Director                           January 1997 to Present


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


     M. Dwight Cantrell serves as our Chief Financial Officer, Treasurer and Director. Mr. Cantrell has maintained, and continues to maintain, a public accounting practice in the state of Texas since 1976. Mr. Cantrell is a public accountant. He has an extensive background in the banking and venture capital markets and a member of the Association of Biotech Financial officers. He has served as CFO since 1997.

         Gary R. Ball serves as our Secretary, Director and is one of our co-founders. Prior to co-founding us in July 1996, Mr. Ball served as a mechanical engineer with American BioMed, Inc., from 1991 to 1996. Mr. Ball is a co-inventor of two U.S. patents and is experienced in prototype design, research, and development, as well as reliability testing and patent research and filing.

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


Item 10. EXECUTIVE COMPENSATION.


     The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 2001, 2000, 1999, 1998, and 1997. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:



                                       Summary Compensation Table

                                                                          Long Term Compensation
                             Annual Compensation                  Awards                        Payouts

                                                            Other                        Securities
                                                            Annual       Restricted      Under-                        Other
Name and                                                    Compen-       Stock          Lying            LTIP         Compen-
Principal                           Salary       Bonus      sation        Awards         Options/       Payouts        sation
Position                   Year      ($)          ($)         ($)           ($)            ($)             ($)         SARs(#)

David P. Summer            2002     78,712         -            -            -               -              -             -
David P. Summer            2001     75,097         -            -            -            200,000         $0.40           -
David P. Summers           2000     66,500         -            -            -                -              -            -
CEO and Director           1999     75,000         -            -            -          1,000,000         $0.25           -
                           1998     60,000         -            -            -               -              -             -

     Directors of the Company receive no compensation for their services as Directors.

Employment and Other Agreements


     We have entered into an employment agreement with Dr. David Summers. We entered into a three-year employment contract with Dr. Summers in 1996, providing for annual compensation of $150,000 in cash and equity interests. The original term of this contract has expired, but the term has been renewed annually for a one-year period each June since its original expiration.


Stock Option Plans

       In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The purpose of the Plan is to maintain the ability of Endovasc Ltd., Inc. to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. Subject to adjustment so that the total number of shares issuable under the Plan will equal 15% of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that may be optioned, subject to conversion or issued under the Plan is 18,750,000 which has not been adjusted for the 40 to 1 reverse split of the Company's common stock.

       The maximum term of options granted under this Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $1,000,000. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years.

       Non-qualified stock options or warrants, restricted common stock and/or convertible preferred stock may be granted under the Plan. The terms of these issuances are determined based on the sole discretion of the Company's Compensation Committee.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of June 30, 2002, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                                                    Percentage of
Name and Address of                                       Amount of                 Beneficial
Beneficial Owner (1)                                      Beneficial                Ownership
                                                         Ownership(2)(3)
David P. Summers                                           10,985,170 (4)             33.44
Diane Dottavio                                                694,120                  2.11
M. Dwight Cantrell                                          3,431,880                 10.45
Gary R. Ball                                                1,388,500 (5)              4.23
Claudio R. Roman                                               50,000                  0.02


All Directors and Executive Officers as a Group            16,549,670                 50.25
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

     (3) Based upon 32,954,027 shares of common stock outstanding as of September 25, 2002, assuming no other changes in the beneficial ownership of our securities, except as noted in note (7) hereto.

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


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of the June 30, 2002, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

     Effective December 9, 1997, we entered into a stock option agreement with Gary R. Ball. Under this agreement, Mr. Ball was granted an option to purchase up to 600,000 shares of our common stock at a purchase price below the prevailing market price. The option is for a three year period expiring December 8, 2000. This option was exercised during the fiscal year ended June 30, 2000.

     During the fiscal year ended June 30, 1998, we also entered into an agreement with M. Dwight Cantrell under the terms of which he was compensated for past services as our Director. Under the terms of this agreement, Mr. Cantrell was granted an option to purchase 100,000 shares of our common stock at a purchase price of $0.25 per share for a term of three years. This option was exercised during the fiscal year ended June 30, 2002.


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

     During the fiscal year ended June 30, 1998, we entered into an agreement with Claudio Roman, Esq., pursuant to which he was compensated for past services as our legal counsel. Under the terms of this agreement, Mr. Roman was granted an option to purchase 50,000 shares of our common stock at a purchase price of $0.25 per share for a term of three years. This option was not exercised and has expired.

     During the fiscal year ending June 30, 1998, we entered into a stock option agreement with Dr. David P. Summers. Under this agreement, Dr. Summers was granted an option to purchase up to 1,000,000 shares of our common stock at a purchase price of $0.25 per share exercisable for a period of three years. This option was exercised during the fiscal year ending June 30, 2001.

       During the year ended June 30, 2002, certain officers of the Company transferred 3,100,000 shares of their common stock back to the Company in the form of a note payable to stockholders to provide the Company enough common shares to meet its preferred stock conversion requirements. Subsequently and due to the decrease in the market price per share of the Company's common stock, 6,850,000 shares of common stock were issued to these stockholders as repayment of these notes payable to the stockholders. All transactions were recorded by the Company based on the fair market value of the stock, which resulted in no effect to the accompanying statement of operations.

       During the year ended June 30, 2002, the CEO of the Company advanced $324,000 to the Company in the form of a note payable to stockholder and received 5,800,000 shares of common stock as repayment of $365,000 of this note payable to stockholder. The balance of this note of $58,000 as of June 30, 2002 is due on demand, non-interest bearing and is not collateralized.

       As of June 30, 2002, certain officers and directors of the Company exchanged 17,779,083 shares of their common stock for 1,777,908 shares of Series B convertible preferred stock, which included preferential voting rights of 500 times those attributable to common stockholders. The right to convert common stock to Series B convertible preferred stock was offered only to certain common stockholders, including officers and directors of the Company. Such stockholders, officers and directors, who were selectively and preferentially offered Series B convertible preferred stock, avoided a 97.5% dilution of their position as common stockholders that all other common stockholders experienced. Effective July 9, 2002, upon reincorporation of the Company in the state of Delaware, and subsequent to the 40 to 1 reverse split of common stock (See Note
18), the officers' and directors' Series B preferred stock was automatically converted back to 17,779,083 shares of the Company's common stock.

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

                                         ENDOVASC LTD., INC.


                                    By:/s/ David P. Summers
                                       David P. Summers, Chief Executive Officer


                                    By:/s/ Gary R. Ball
                                       Gary R Ball, Secretary

Dated: September 28, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 30, 2002          /s/ David P. Summers
                                         David P. Summers, Chairman of the Board


Date:  September 30, 2002           /s/ M. Dwight Cantrell
                                         M. Dwight Cantrell, Director


Date:  September 30, 2002         /s/ Gary R. Ball
                                         Gary R. Ball, Director


Date:  September 28, 2002           /s/ Claudio R. Roman
                                         Claudio R. Roman, Director



Certification of Chief Executive Officer of Endovasc Ltd., Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

I, David P. Summers the Chief Executive Officer of Endovasc Ltd., Inc. hereby certify that Endovasc Ltd., Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Endovasc Ltd., Inc.

Date:    September 30, 2002                 /s/      ________________________
                                                     David P Summers
                                                     Chief Executive Officer of
                                                     Endovasc Ltd., Inc.





Certification of Chief Financial Officer of Endovasc Ltd., Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.


I, Dwight Cantrell, the Chief Financial Officer of Endovasc Ltd., Inc. hereby certify that Endovasc Ltd., Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of Endovasc Ltd., Inc.



Date:    September 30, 2002                 /s/      ________________________
                                                     Dwight Cantrell
                                                     Chief Financial Officer of
                                                     Endovasc Ltd., Inc





CERTIFICATIONS* I, David P Summers, certify that:
1. I have reviewed this annual report on Form 10-KSB of Endovasc Ltd., Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:
September 30, 2002


/s/David P. Summers
-----------------------
David P. Summers
Shief Executive Officer

CERTIFICATIONS* I, Dwight Cantrell], certify that:
1. I have reviewed this annual report on Form 10-KSB of Endovasc Ltd., Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:
September 30, 2002


/s/Dwight Cantrell
-----------------------
Dwight Cantrell
Chief Financial Officer



                                                 ENDOVASC LTD., INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                     ----------

                                                FINANCIAL STATEMENTS
                                       WITH REPORT OF INDEPENDENT ACCOUNTANTS
                            as of June 30, 2002 and for the years ended June
                                  30, 2002 and 2001, and for the period from inception, June 10, 1996, to June 30, 2002


                                                     ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                      TABLE OF CONTENTS
                                                         ----------

                                                                                                          Page(s)
Report of Independent Accountants                                                                           F-2

Financial Statements:

  Balance Sheet as of June 30, 2002 and 2001                                                                F-3

  Statement of Operations for the years ended June 30, 2002 and 2001, and for the period from inception, June 10,
    1996, to June 30, 2002                                                                                  F-4

  Statement of Stockholders' Deficit for the years ended June 30, 2002 and 2001, and for the period from inception,
    June 10, 1996, to June 30, 2002                                                                         F-5

  Statement of Cash Flows for the years ended June 30, 2002 and 2001, and for the period from inception, June 10, 1996,
    to June 30, 2002                                                                                        F-9

Notes to Financial Statements                                                                               F-10


                   Report of Independent Accountants



To the Stockholders of
Endovasc Ltd., Inc.


We have audited the accompanying balance sheet of Endovasc Ltd., Inc. (a corporation in the development stage) as of June 30, 2002 and 2001, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc Ltd., Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 14, the Company has incurred significant recurring losses from operations since inception, is in a negative working capital and stockholders' deficit position at June 30, 2002, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 14. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           /s/Ham, Langston and Brezina, L.L.P.


Houston, Texas
September 19, 2002


                               ENDOVASC LTD., INC.
                  (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                             June 30, 2002 and 2001

                      (In thousands, except share data)

          ASSETS                                                                            2002              2001
          ------                                                                          --------          --------
Current assets:
  Cash and cash equivalents                                                               $     1           $   117
  Accounts receivable                                                                         214                 -
  Other current assets                                                                         68                47
                                                                                          -------           -------

    Total current assets                                                                      283               164

Property and equipment, net                                                                   168               214
Other assets, net                                                                             128               144
                                                                                          -------           -------

      Total assets                                                                        $   579           $   522
                                                                                          =======           =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt                                                    $    91           $    43
  Current portion of obligations under capital leases                                          37                35
  Note payable to shareholder                                                                  58                99
  Accounts payable                                                                            689               296
  Accrued liabilities                                                                         144               532
                                                                                          -------           -------

    Total current liabilities                                                               1,019             1,005

Long-term debt, net of current maturities                                                      33                28
Long-term obligations under capital leases                                                     33            74
Convertible debentures                                                                        171              -___
                                                                                          -------           ----------

      Total liabilities                                                                     1,256             1,107
                                                                                          -------           -------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares authorized, 2,183,575 and
    40,253,331 shares issued and 2,131,450 and 38,168,331 shares outstanding at
    June 30, 2002 and 2001, respectively                                                        2                40
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 7,869 and 15,760 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at June 30, 2002 and 2001, respectively,
    stated value $100 per share                                                                 -                 -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, 2,400,855 and -0- shares of Series B
    convertible preferred stock issued and outstanding
    at June 30, 2002 and 2001, respectively                                                     2              -
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, 350,000 and -0- shares of Series C
    convertible preferred stock issued and outstanding
    at June 30, 2002 and 2001, respectively                                                  -                 -
  Additional paid-in capital                                                               10,566             8,121
  Losses accumulated during the development stage                                         (11,230)           (8,729)
  Treasury stock, 52,125 and 2,085,000 shares at June 30,
    2002 and 2001                                                                             (17)              (17)
                                                                                          -------           -------

    Total stockholders' deficit                                                              (677)             (585)
                                                                                          -------           -------

      Total liabilities and stockholders' deficit                                         $   579           $   522
                                                                                          =======           =======




The accompanying notes are an integral part of these financial statements.


                                                             ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                         STATEMENT OF OPERATIONS
                                           for the years ended June 30, 2002 and
                                2001 and for the period from inception, June 10,
                                                          1996, to June 30, 2002
                                                         ----------
                                               (In thousands, except share data)

                                                                            Year Ended                     Inception
                                                                       ---------------------
                                                                       June 30,         June 30,          to June 30,
                                                                         2002             2001               2002
                                                                       --------         --------          -----------
Income:
  Revenue                                                              $    665         $     75          $    769
  Interest income                                                             1               20                28
  Other income                                                                5                5                14
                                                                       --------         --------          --------

    Total income                                                            671              100               811
                                                                       --------         --------          --------

Costs and expenses:
  Operating, general and administrative expenses                          1,368            1,168             5,915
  Research and development costs                                          1,477            1,348             5,001
  Interest expense                                                          224               18               572
  Settlement with former employee                                          -                 408               408
                                                                       --------         --------          --------

    Total costs and expenses                                              3,069            2,942            11,896
                                                                       --------         --------          --------

Net loss before extraordinary item                                       (2,398)          (2,842)          (11,085)

Extraordinary loss on extinguishment of
  convertible debentures                                                   -               -                   127
                                                                       --------         --------          --------

Net loss                                                               $ (2,398)        $ (2,842)         $(11,212)
                                                                       ========         ========          ========

Net loss available to common stockholders                              $ (2,501)        $ (2,977)
                                                                       ========         ========

Weighted average shares outstanding                                    1,872,102         431,731
                                                                       =========        ========

Basic and diluted net loss per common share                            $  (1.34)        $  (6.90)
                                                                       ========         ========



 The accompanying notes are an integral part of these financial statements.


                                                             ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                             for the years ended
                                                         June 30, 2002 and 2001,
                                                         and for the period from
                                                        inception, June 10, 1996
                                                                to June 30, 2002

                                               (In thousands, except share data)

                                                                                                                  Accumulated
                                                Series A         Series B         Series C
                                                                                                Additional         During The
                                Common Stock  Preferred Stock  Preferred Stock  Preferred Stock  Paid-In
                                ---------------------------------------------------------------
                                                                                                          Treasury Development Total
                                Amount Shares  Amount  Shares  Amount  Shares    Amount  Shares  Capital   Stock
                                ------    -----------   ------     --------     ------   --------      ------     ---------    -
                                                                                                                     Losses



Balance at inception, June 10,
  1996                          $  -           -        $   -         -         $   -       -          $  -            -       $   -
$   -                           $   -     $   -

Stock issued for equity secur-
  ities in 1996                      2    2,332,000         -         -             -       -             -            -         300
    -                               -         302

Stock issued for purchase of
  patent rights in 1996              2    2,188,000         -         -             -       -             -            -         282
    -                               -         284

Stock issued for services in
  1997                               2    1,702,000         -         -             -       -             -            -         354
    -                               -         356

Stock issued for cash in 1997        1      304,571         -         -             -       -             -            -         205
    -                               -         206

Stock issued for purchase of
  patent rights in 1997            -        200,000         -         -             -       -             -            -         200
    -                               -         200

Stock issued for services in
  1998                             -         77,380         -         -             -       -             -            -          56
    -                               -          56

Stock subject to rescission        -           -            -         -             -       -             -            -           -
    (17)                            -         (17)

Conversion of debentures to
  common stock                       1    1,208,077         -         -             -       -             -            -         444
    -                               -         445

Stock issued for services          -        362,462         -         -             -       -             -            -         285
    -                               -         285

Losses accumulated during the
  period from inception,
  June 10, 1996, to June 30,
  1999                             -           -           -            -          -        -             -            -           -
                                ------    ---------     ------     ---------    ------   --------      ------     ---------    -----

                                                                                                                                  -
                                                                                                                                 ---

                                                                                                                             (2,777)

                                                                                                                             (2,777)

Balance at June 30, 1999             8    8,374,490        -            -          -        -             -            -       2,126


 The accompanying notes are an integral part of these financial statements.


                                                                       Continued
                                                             ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), Continued
                                 for the years ended June 30, 2002 and 2001, and
                   for the period from inception, June 10, 1996 to June 30, 2002
                                                                      ----------
                                               (In thousands, except share data)

                                                                                                                   Losses
                                                                                                                  Accumulated
                                                Series A         Series B         Series C
                                                                                                Additional         During The
                                Common Stock  Preferred Stock  Preferred Stock  Preferred Stock  Paid-In
                                ---------------------------------------------------------------
                                                                                                          Treasury Development Total
                                Amount Shares  Amount  Shares  Amount  Shares    Amount  Shares  Capital   Stock
                                ------    -----------   ------     --------     ------   --------      ------     ---------    -
                                                                                                                     Losses

Conversion of debentures to
  common stock                       3    2,569,546        -            -          -        -             -            -         841

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                                844

Stock issued for services            2    1,869,334        -            -          -        -             -            -       1,388

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                               1,390

Conversion of note payable to
  shareholder to common stock        1    1,250,000        -            -          -        -             -            -         147

                                                                                                                                   -

                                                                                                                                  -

                                                                                                                                 148

Issue of common stock in connec-
  tion with license agreement      -        190,000        -            -          -        -             -            -          63

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                                  63

Issue of common stock in set-
  tlement of lawsuit                 1      300,000        -            -          -        -             -            -         192

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                                193

Issuance of preferred stock        -           -           -          15,000       -        -             -            -       1,040

                                                                                                                                   -

                                                                                                                                   -


Net loss                           -           -           -            -          -        -             -            -           -
                                ------    ---------     ------     ---------    ------   --------      ------     ---------  -------

                                                                                                                                   -
                                                                                                                                ---

                                                                                                                             (2,975)

                                                                                                                             (2,975)

Balance at June 30, 2000            15    14,553,370       -          15,000       -        -             -            -       5,797

                                                                                                                              (17)

   The accompanying notes are an integral part of these financial statements.

                                                                      Continued
                                                             ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), Continued
                                 for the years ended June 30, 2002 and 2001, and
                   for the period from inception, June 10, 1996 to June 30, 2002
                                                                      ----------
                                               (In thousands, except share data)

                                                                                                                  Losses

                                                                                                                  Accumulated
                                                Series A         Series B         Series C
                                                                                                Additional         During The
                                Common Stock  Preferred Stock  Preferred Stock  Preferred Stock  Paid-In
                                ---------------------------------------------------------------
                                                                                                          Treasury Development Total
                                Amount Shares  Amount  Shares  Amount  Shares    Amount  Shares  Capital   Stock
                                ------    -----------   ------     --------     ------   --------      ------     ---------    -
                                                                                                                     Losses

Issue of common stock upon
  exercise of warrants               1     1,250,000       -            -          -        -             -            -          34

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                                  35

Issue of common stock upon
  exercise of options                1     1,100,000       -            -          -        -             -            -        274

                                                                                                                                   -

                                                                                                                                 -

                                                                                                                                 275

Issue of common stock for
  services                           2     1,770,301       -            -          -        -             -            -         300

                                                                                                                                   -

                                                                                                                                   -

                                                                                                                                 302

Issue of warrants for services     -            -          -            -          -        -             -            -         162

                                                                                                                                  -

                                                                                                                                   -

                                                                                                                             162

Issue of preferred stock           -            -          -          15,000       -        -             -            -      1,061

                                                                                                                                  -

                                                                                                                                   -

                                                                                                                              1,061

Conversion of preferred stock
  to common stock                   16    16,501,251       -         (14,240)      -        -             -            -        (16)

                                                                                                                                  -

                                                                                                                                  -

                                                                                                                                  -

Dividends declared on preferred
  stock                            -            -          -            -          -        -             -            -           -

                                                                                                                                  -

                                                                                                                              (135)

                                                                                                                               (135)

Issue of common stock as payment
  of dividends on preferred
  stock                              1       840,383       -            -          -        -             -            -          64

                                                                                                                                  -

                                                                                                                                 -

                                                                                                                                  65

Conversion of note payable to
  shareholder to common stock        4     4,210,526       -            -          -        -             -            -         439

                                                                                                                                  -

                                                                                                                                  -

                                                                                                                                 443
Issue of common stock for cash     -          27,500       -            -          -        -             -            -          6

                                                                                                                                  -

                                                                                                                                   -

                                                                                                                                  6

Net loss                           -            -          -            -          -        -             -            -           -
                                ------    ----------    ------     ---------    ------   --------      ------     ---------    -----

                                                                                                                                  -
                                                                                                                                ---

                                                                                                                            (2,842)

                                                                                                                             (2,842)

Balance at June 30, 2001            40    40,253,331       -          15,760                                                   8,121

                                                                                                                               (17)

    The accompanying notes are an integral part of these financial statements.

                                                                       Continued
                                                             ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), Continued
                                 for the years ended June 30, 2002 and 2001, and
                   for the period from inception, June 10, 1996 to June 30, 2002
                                                                      ----------
                                               (In thousands, except share data)

                                                                                                                  Losses

                                                                                                                  Accumulated
                                                Series A         Series B         Series C
                                                                                                Additional         During The
                                Common Stock  Preferred Stock  Preferred Stock  Preferred Stock  Paid-In
                                ---------------------------------------------------------------
                                                                                                          Treasury Development Total
                                Amount Shares  Amount  Shares  Amount  Shares    Amount  Shares  Capital   Stock
                                ------    -----------   ------     --------     ------   --------      ------     ---------    -
                                                                                                                     Losses

Exchange of common and treasury
  stock for Series B preferred
  stock                            (24)   (24,008,545)     -          -              2   2,400,855        -          -            17
   5                               -         -

Issue of Series C preferred
  stock for services               -         -             -          -            -        -             -       350,000        210
   -                               -          210

Issue of common stock for
  services and financing costs      14     14,012,130      -          -            -        -             -          -           875

                                                                                                                                 -

                                                                                                                                   -

                                                                                                                                 889

Issue of common stock for law-
  suit settlement                    8      8,000,000      -          -            -        -             -          -           400

                                                                                                                                 -

                                                                                                                                -

                                                                                                                                408

Purchase of treasury stock         -         -             -          -            -        -             -          -            -

                                                                                                                                 (5)

                                                                                                                                  -

                                                                                                                               (5)

Purchase of treasury stock for
  note payable to stockholders     -         -             -          -            -        -             -          -            -
   (560)                           -         (560)

Issue of treasury stock for con-
  version of preferred stock
  to common stock                  -         -             -         (240)         -        -             -          -         (182)

                                                                                                                                 182

                                                                                                                                   -

                                                                                                                                 -

Conversion of preferred stock to
  common stock                      27     26,546,674      -       (7,651)         -        -             -          -          (27)

                                                                                                                                 -

                                                                                                                                  -

                                                                                                                                  -

Dividends declared on preferred
  stock                            -         -             -          -            -        -             -          -            -

                                                                                                                                 -

                                                                                                                               (103)

                                                                                                                             (103)

Issue of common stock as payment
  of dividends on preferred stock              2          2,379,913                -        -             -          -            -
   -                                 64      -             -            66

Conversion of debentures to com-
  mon stock                          6      5,945,870      -          -            -        -             -          -           166
   -                               -          172

Issue of treasury stock for
  conversion of debentures to
  common stock                     -         -             -          -            -        -             -          -         (324)
    378                            -           54

Conversion of note payable to
  stockholder to common stock       13     12,650,000      -          -            -        -             -          -          913

                                                                                                                                 -

                                                                                                                                  -

                                                                                                                                926

Issue of common stock as payment
  of interest on debentures        -          317,433      -          -            -        -             -          -            9

                                                                                                                                  -

                                                                                                                                  -

                                                                                                                                   9

Issue of common stock for cash       1      1,245,800      -          -            -        -             -          -            68

                                                                                                                                  -

                                                                                                                                  -

                                                                                                                                 69

Effect of the beneficial conver-
  sion feature of the convertible
  debentures                       -         -             -          -            -        -             -          -          171

                                                                                                                                -

                                                                                                                                  -

                                                                                                                                 171

Effect of 40 to 1 reverse common
  stock split                      (85)   (85,159,031)     -          -            -        -             -          -            85

                                                                                                                                 -

                                                                                                                                  -

                                                                                                                                  -

Net loss                           -         -             -          -            -        -             -          -            -
                                ------    -----------   -------    ------       ------   ---------     -------    -------      ----
                                                                                                                                 -
                                                                                                                            -------

                                                                                                                            (2,398)

                                                                                                                             (2,398)

Balance at June 30, 2002        $    2      2,183,575   $  -        7,869       $    2   2,400,855     $  -       350,000    $10,566
                                ======    ===========   =======    ======       ======   =========     =======    =======    =======
                                                                                                                              $
                                                                                                                               (17)
                                                                                                                           $(11,230)
                                                                                                                              $
                                                                                                                             (677)

  The accompanying notes are an integral part of these financial statements.


                                                      ENDOVASC LTD., INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                    STATEMENT OF CASH FLOWS
                                        for the years ended June 30, 2002 and
                                2001, and for the period from inception, June 10, 1996, to June 30, 2002
                                                          ----------
                                                        (In thousands)

                                                                                 Year Ended                Inception
                                                                             June 30,       June 30,      to June 30,
                                                                               2002           2001            2002  _
                                                                             -------        -------       -----------
Cash flows from operating activities:
  Net loss                                                                   $(2,398)       $(2,842)        $(11,212)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Common stock, preferred stock and warrants
      issued as compensation for services and financing
      costs                                                                    1,108            302            3,917
    Extraordinary loss                                                          -               -                127
    Write down of long-lived assets to fair value                               -               -                285
    Depreciation and amortization expense                                         67             54              142
    Deferred income tax expense                                                 -               -                  8
    Amortization of discount on convertible debentures                           171            -                421
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                           (214)           -               (214)
      Increase in other assets                                                   (21)           (11)            (135)
      Increase in accounts payable and
        accrued liabilities                                                      356            554            1,127
                                                                             -------        -------         --------

        Net cash used in operating activities                                   (931)        (1,943)          (5,534)
                                                                             -------        -------         --------

Cash flows from investing activities:
  Capital expenditures                                                            (5)           (84)            (147)
  Proceeds received from repayment of loan to
    stockholder                                                                 -               -                 72
                                                                             -------        -------         --------

        Net cash used in investing activities                                     (5)           (84)             (75)
                                                                             -------        -------         --------

Cash flows from financing activities:
  Proceeds from sale of equity securities                                       -               -                337
  Proceeds from sale of common stock                                              69              6              246
  Proceeds from exercise of warrants                                            -                35               35
  Proceeds from sale of convertible debenture and
    related conversion feature                                                   400            -              1,437
  Net proceeds from issuance of preferred stock                                 -             1,223            2,263
  Issuance of long-term debt                                                     123            -                229
  Repayment of long-term debt                                                    (53)           (18)            (117)
  Payments of obligations under capital leases                                   (38)           (23)             (61)
  Proceeds from advances from stockholders                                       324            -              1,268
  Repayments of notes to stockholder                                            -                (5)              (5)
  Purchase of treasury stock                                                      (5)           -                (22)
                                                                             -------        -------         --------

        Net cash provided by financing activities                                820          1,218            5,610
                                                                             -------        -------         --------

Net increase (decrease) in cash and cash equivalents                            (116)          (809)               1

Cash and cash equivalents at beginning of year                                   117            926             -___
                                                                             -------        -------         --------

Cash and cash equivalents at end of year                                     $     1        $   117         $      1
                                                                             =======        =======         ========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                                             $    29        $    18         $    116
                                                                             =======        =======         ========

  Cash paid for income taxes                                                 $  -           $   -           $   -___
                                                                             =======        =======         ========




   The accompanying notes are an integral part of these financial statements.

                                                 ENDOVASC LTD., INC.
                                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                            NOTES TO FINANCIAL STATEMENTS
                                                     ----------
                        (In thousands, except share data)

1.     Organization and Summary of Significant Accounting Policies

       Endovasc, Ltd., Inc. (the "Company") was incorporated under the laws of the State of Nevada on June 10, 1996 and reincorporated in the State of Delaware on July 9, 2002 (See Note 18). The Company's principal business is the production of various drugs that can be administered using an advanced drug delivery system. The Company believes that its drug delivery system will ultimately be widely used by cardiologists, interventional radiologists and vascular surgeons. The Company is considered a development stage enterprise because it has not yet generated significant revenue from sale of its products and has devoted substantially all of its efforts in raising capital.

       Significant Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

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

1.     Organization and Summary of Significant Accounting Policies, continued

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

       Loss Per Share

       Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A, B and C convertible preferred stock are excluded from the computation (See Note 12) as their effect would dilute the loss per share for all periods presented.

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

       Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company's results of operation or financial position.

1.     Organization and Summary of Significant Accounting Policies, continued

       In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company's results of operation or financial position.


2.     License Agreement

       In February 2000 the Company entered into an exclusive license agreement with Stanford University to assist in the development of the Nicotine Receptor Agonist technology. For the exclusive rights to this license, the Company paid a non-refundable license fee of $100 plus 190,000 shares of the Company's common stock to Stanford University and the inventors of the technology. The term of the agreement is for 10 years or five years from the first commercial sale of a licensed product by the Company, whichever occurs first. The Company is also required to pay an annual royalty of $100 beginning February 1, 2001 and each year thereafter and a 6% royalty on net sales of any licensed product. The Company is required to pay to Stanford an additional $100 upon FDA approval of Phase I clinical trials, $300 upon FDA approval of Phase III clinical trials and $500 within six months after FDA marketing approval.

       The costs of obtaining the license of $163 were capitalized and included in other assets in the accompanying balance sheet. These costs are being amortized on a straight line basis over the term of the agreement. Amortization expense during the year ended June 30, 2002 and 2001 was $16 and 17, respectively.


3.     Research Agreement

       Effective July 1, 2001, the Company entered into an External Research Agreement with another company (the "Sponsor") whereby the Sponsor has agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist technology for one year with the option to extend the agreement for an additional one year term. The Sponsor has agreed to fund a maximum of $512 which was recorded as revenue in the accompanying statement of operations for the year ended June 30, 2002. The option to extend this agreement for an additional one year term has not yet been exercised.

4.     License Agreement

       In May 2002 the Company entered into a perpetual agreement with another company ("Licensee") whereby the Company granted the Licensee an exclusive world-wide license to manufacture, market and distribute various products using the Company's stent coating technology. In consideration for this license, the Company is to receive a non-refundable initial fee of $200, of which $50 was used by the Licensee to purchase 1,000,000 shares of the Company's common stock. The Company is also to receive an additional $2,000, payable to the Company by the Licensee, at the sole and absolute discretion of the Licensee in cash or common stock of the Licensee with $1,000 due within 12 months and $1,000 due within 24 months from the execution date of the agreement with the provision that at least $300 of each $1,000 payment must be payable in cash. In addition, the Company is to receive the greater of a royalty fee of 8% of all gross product sales or an additional $2,000 payable in cash for each 10-year period the agreement remains in effect. As of June 30, 2002, the Company has collected $50 in cash, $50 upon the sale of 1,000,000 shares of the Company's common stock and has recorded $100 in accounts receivable, which has subsequently been collected. No additional amounts have been recognized due to the Licensee having the right to cancel this agreement prior to the payment of the initial $1,000 payment.


5.     Property and Equipment

       Property and equipment at June 30, 2002 and 2001 consists of the following (in thousands):
                                                         2002             2001
                                                       --------         --------

         Office furniture, fixtures and equipment      $   270          $    265
         Less accumulated depreciation                   (102)              (51)
                                                       -------          --------

                                                       $   168          $    214
                                                       =======          ========


       Depreciation expense during the years ended June 30, 2002 and 2001 was $51 and $37, respectively. Included in property and equipment at June 30, 2002 and 2001 is equipment under capital leases of $123.


6.     Convertible Debentures

       During the year ended June 30, 2002, the Company issued $400,000 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2003 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or
       (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature is approximately 23%.

6.     Convertible Debentures, continued

       During the year ended June 30, 2002, 8,045,870 shares of common stock (including treasury stock) were issued upon the conversion of $229 of the convertible debentures and 317,433 shares of common stock were issued as payment of $9 of interest owed on the convertible debentures. Included in accrued liabilities at June 30, 2002 is $11 of accrued interest payable on these convertible debentures.


7.     Notes Payable

       Notes payable at June 30, 2002 and 2001 consist of the following (in thousands):

                                                                                    2002             2001
                                                                                  --------         --------
       Notes payable to a bank, bearing interest of rates ranging from prime
         (3.75% at June 30, 2002) to 8% and due in 36 monthly installments of
         $2,913, including interest, through 2004. Notes are uncollateralized but are guaranteed by two stock-
         holders of the Company.                                                  $    74          $     42

       Note payable to a bank, bearing interest at prime (3.75% at June 30,
         2002) plus 1.5% or an annual rate of 6%, whichever is higher, principal and interest due on demand, with monthly interest payments due until demand is made or at maturity on November 7, 2002. This note is collateral- ized by personal property or a stockholder of the
         Company.                                                                      50             -

       Notes payable to financial institutions, bearing int- erest of 9% to 11%
         and due in individual monthly installments of up to $4,056, through
         November 2001 and April 2002. These notes are uncollateralized
         but are guaranteed by a stockholder of the Company.                         -                   29

       Note payable to stockholder, non-interest bearing and
         due on demand.  This note is uncollateralized.                                58                99
                                                                                  -------          --------

           Total notes payable                                                        182               170

       Less current maturities                                                       (149)             (142)
                                                                                  -------          --------

                                                                                  $    33          $     28
                                                                                  =======          ========


       Future annual maturities of notes payable at June 30, 2002 are as follows
(in thousands):

         Year Ended
          June 30,                                                                                 Amount

            2003                                                                                   $   149
            2004                                                                                        33
                                                                                                   -------

                                                                                                   $   182



8.     Accrued Liabilities

       Accrued liabilities at June 30, 2002 and 2001 consist of the following (in thousands):
                                                          2002             2001
                                                       --------         --------

         Accrued payroll and related taxes              $     3          $    19
         Dividends payable                                  106               70
         Other accrued expenses                              35               35
         Accrued legal settlement (Note 13)                -                 408
                                                        -------          -------

                                                        $   144          $   532
                                                        =======          =======


9.     Income Tax

       The composition of deferred tax assets and the related tax effects at June 30, 2002 and 2001 are as follows (in thousands):

                                                           2002            2001
                                                       --------         --------

         Benefit from carryforward of net
             operating losses                           $ 2,205          $ 1,666

         Less valuation allowance                       (2,205)          (1,666)
                                                        -------          -------

           Net deferred tax asset                                       $   - _
                                                        ======          =======


       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (in thousands):

                                                           2002                              2001        _
                                                 -----------------------            ----------------------
                                                                 Percentage                        Percentage
                                                                 of Pre-Tax                        of Pre-Tax
                                                 Amount             Loss            Amount            Loss  _
                                                 -------         ----------         -------        ----------

         Benefit for income tax at
           federal statutory rate                $   815            34.0%           $   966           34.0%
         Non-deductible expenses                    (276)          (11.5)              (243)          (8.6)
         Increase in valuation
           allowance                                (539)          (22.5)              (723)         (25.4)
                                                 -------           -----            -------          -----

           Total                                 $  -                -  %           $   -              -  %
                                                 =======           =====            =======          =====

       The non-deductible expenses relate primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

       At June 30, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $6,500 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2016 and 2022 and could be subject to severe limitations if significant ownership changes occur in the Company.

10.    Stock Options and Warrants

       The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option or warrant granted is determined by the fair market value of the stock on the date of grant. The following has been adjusted for the effect of the 40 to 1 reverse stock split (See Note 18).

       During the year ended June 30, 2000, the Company issued stock warrants to acquire 8,320 shares of the Company's common stock to certain companies for their role in the completion of the Company's preferred stock offering. These warrants have a three year term and an exercise price of $75.60 per share, which approximated market value at the date of grant. During the years ended June 30, 2000 and 2001, the Company also issued stock warrants to acquire 12,500 and 25,000 shares, respectively, of the Company's common stock to a company as a finder's fee for the placement of the preferred stock offering. The warrants have a five year term and an exercise price of $4.00 and $0.40 per share, respectively. The costs associated with these stock warrants did not effect the Company's statement of operations as all costs were offset against the offering proceeds and recorded through stockholders' equity.

       During the year ended June 30, 2001 the Company granted options to various consultants and employees, with a term of 3 years, to purchase 33,138 shares of the Company's common stock at a price ranging from $16.00 to $40.00 per share, which was greater than the market price of the stock at the grant date.

       During the year ended June 30, 2001, 31,250 shares of the Company's common stock were issued due to the exercise of warrants. In addition, 27,500 shares of common stock were issued due to the exercise of stock options, of which 25,000 of the shares was paid for through the reduction in the note payable to stockholder.

       In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The purpose of the Plan is to maintain the ability of Endovasc Ltd., Inc. to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. Subject to adjustment so that the total number of shares issuable under the Plan will equal 15% of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that may be optioned, subject to conversion or issued under the Plan is 18,750,000 which has not been adjusted for the 40 to 1 reverse split of the Company's common stock (See Note 18).

       The maximum term of options granted under this Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $1,000,000. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years.

       Non-qualified stock options or warrants, restricted common stock and/or convertible preferred stock may be granted under the Plan. The terms of these issuances are determined based on the sole discretion of the Company's Compensation Committee.

       During the year ended June 30, 2002, the Company issued stock warrants to acquire 58,750 shares of the Company's common stock to various consultants for services provided to the Company. Of these warrants, 56,250 have a 6 month term and exercise prices ranging from $5.20 to $20.00 per share, which was greater than market value at the date of grant. The remaining 2,500 of warrants have a 5 year term and an exercise price of $2.40 per share, which approximated market value at the date of grant.

       The Company has issued stock options to employees and non-employee consultants as follows:

                                                                                                     Weighted
                                 Number of Shares                                                    Average
                                                Non-                   Exercis-      Exercise        Exercise
                                Employee     Employee       Total        able          Price         Price _
                                --------     --------      -------     --------     -----------     --------
       Options outstanding
         at June 30,2000         25,000      15,000         40,000      38,750      $10.00-$30.00    $15.20

       Options granted            8,763      24,375         33,138        -         $16.00-$40.00   $16.80

       Options exercised        (25,000)     (2,500)       (27,500)    (27,500)     $10.00-$16.00   $10.40

       Options expired             -         (8,750)        (8,750)     (7,500)     $16.00-$30.00   $24.40
                                -------      ------        -------      ------

       Options outstanding
         at June 30, 2001         8,763      28,125         36,888       3,750      $16.00-40.00        $18.40

       Options vested              -            -             -         33,138      $16.00-$40.00       $16.80

       Options expired              -        (3,750)        (3,750)     (3,750)     $30.00          $30.00
                                -------      ------         ------     -------

       Options outstanding
         at June 30, 2002         8,763      24,375         33,138      33,138      $16.00-$40.00   $16.80
                                =======      ======        =======     =======


       Following is a summary of outstanding options at June 30, 2002:

       Number of Shares                Vested              Expiration Date              Exercise Price
           31,888                      31,888              December, 2003                    $16.00
            1,250                       1,250              December, 2003                    $40.00
           ------                      ------

           33,138                      33,138
           ======                      ======

       During the year ended June 30, 2002 and 2001, the Company issued stock warrants to certain companies in payment of stock offering costs and for consulting services, some of which were subsequently exercised, as follows:

                                                                                                 Weighted
                                                                                                 Average
                                               Number of       Exercis-        Exercise          Exercise
                                               Shares  _         able            Price            Price
                                               ---------       --------       -----------        --------
       Warrants outstanding at
         June 30, 2000                           20,825         20,825        $4.00-$75.60       $32.80

       Warrants issued                           25,000         25,000        $0.40              $ 0.40

       Warrants exercised                       (31,250)       (31,250)       $0.40-$4.00        $ 1.20
                                               --------        -------

       Warrants outstanding at
         June 30, 2001                           14,575         14,575        $4.00-$75.60       $44.80

       Warrants issued                           58,750         58,750        $2.40-$20.00       $ 8.80
                                               --------        -------

       Warrants outstanding at
         June 30, 2002                           73,325         73,325        $2.40-$75.60       $16.00
                                               ========        =======

       Following is a summary of outstanding warrants at June 30, 2002:

       Number of Shares                Vested              Expiration Date              Exercise Price
            6,250                       6,250              May, 2005                         $ 4.00
            8,325                       8,325              May, 2003                         $75.60
           25,000                      25,000              November, 2002                    $ 5.20
           25,000                      25,000              November, 2002                    $10.00
            6,250                       6,250              November, 2002                    $20.00
            2,500                       2,500              August, 2006                      $ 2.40
           ------                      ------

           73,325`                     73,325
           ======                      ======



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

       Proforma information regarding net income and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.70; and a weighted-average expected life of the options of 6 months to 5 years.

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

       For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information is as follows (in thousands, except per share data):

                                                                                    2002             2001 _
                                                                                  --------         --------
       Net loss available to common stockholders                                  $(2,398)         $(2,842)

       Proforma net loss available to common stockholders                         $(2,399)         $(2,992)

       Proforma basic and dilutive loss per share                                 $ (1.28)         $ (6.93)

11.    Preferred Stock

       The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock. The following information excludes the effect of the 40 to 1 reverse stock split. The conversion features of all classes of preferred stock were not subject to the effects of the split (See Note 17).

       On May 9, 2000, the Company issued 15,000 shares of $0.001 par value and $100 per share liquidation value Series A 8% non-voting convertible preferred stock for $1,500. The actual proceeds received by the Company were $1,040, which are net of related offering costs. During the year ended June 30, 2001, the Company issued an additional 15,000 shares of the Series A preferred stock for cash proceeds to the Company of $1,223, which is net of related offering costs of $277. In addition, the Company issued as a finders fee, warrants to purchase 1,000,000 shares of common stock at $0.01 per share, which resulted in additional offering costs of $162.

       The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the years ended June 30, 2002 and 2001, 7,651 and 14,240 shares of preferred stock were converted to 26,546,674 and 16,501,251 shares of common stock, respectively. In addition, in 2002, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock.

       In addition, the Series A preferred stockholders were originally obligated to purchase an additional 30,000 shares (of which 15,000 shares were purchased during the year ended June 30, 2001) of Series A 8% convertible preferred stock at the option of the Company subject to the Company's compliance with various covenants. The Company has violated certain of these covenants but the stockholders retain the right to waive any violations. The purchase price of additional shares is $100 per share.

       If the conversion price is lower than the initial price at the date of issue, the Company has the right to redeem the shares of Series A preferred stock at 130% of its liquidation value per share.

       In May 2002, the Company's board of directors authorized the issuance of up to 3,000,000 shares of Series B convertible preferred stock with a par value of $0.001 per share. Each share of Series B preferred stock is convertible into 10 shares of common stock at the option of the holder. Upon the occurrence of a recapitalization of the Company, each share of Series B preferred stock is automatically converted to 10 shares of the Company's common stock. Each share of Series B preferred stock includes voting rights equal to 500 shares of common stock. The shares of the Series B preferred stock rank senior to the common stock both in payment of dividends and liquidation preference.

       As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders (See Note 17), whereby these stockholders exchanged 24,008,545 shares of the Company's common stock for 2,400,855 shares of Series B convertible preferred stock.

       In May 2002, the Company's board of directors authorized the issuance of up to 370,000 shares of Series C convertible preferred stock with no par value. Each share of Series C preferred stock is convertible into 10 shares of common stock at the option of the holder. Upon the occurrence of an increase in authorized common stock of the Company, each share of Series C preferred stock is automatically converted into 10 shares of the Company's common stock. Holders of the Series C preferred stock have voting rights, dividend rights and liquidation preference equal to those of the common stockholders.

       In May 2002, 350,000 shares of the Series C convertible preferred stock were issued to two consultants for services performed for the Company. The cost associated with the issuance of these shares of $210,000 is included in operating, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2002.

       Subsequent to June 30, 2002, all shares of Series B and Series C preferred stock were automatically converted back to the shares of common stock originally exchanged and such conversion had a significant dilutive effect on the owners of common stock (See Note 18).


12.    Loss Per Common Share

       The following table sets forth the computation of basic and diluted net loss per common share:

                                                                                    2002 _           2001 _
                                                                                  --------         --------
       Basic and diluted loss per common share:
         Net loss before extraordinary item                                       $(2,398)         $(2,842)
         Preferred stock dividends                                                   (103)            (135)
                                                                                  -------          -------

           Net loss available for common shareholders                             $(2,501)         $(2,977)
                                                                                  =======          =======

13.    Commitments and Contingencies

       The Company was named as a defendant in a civil lawsuit styled David F. Miller v. Endovasc Ltd., Inc. The plaintiff claimed damages as a result of an alleged breach of a consulting contract with the Company. A bench trial was held on May 14, 2001. On June 15, 2001, a judgment was entered against the Company in the amount of $3,240 plus pre- and post-judgment interest. The Company filed a motion for a new trial, and the parties participated in mediation prior to a ruling on the Company's motion for a new trial. The mediation resulted in a settlement, which was entered into the Court records on August 10, 2001. As a result of the settlement, the Company issued 8,000,000 free-trading shares of the Company's common stock in the name of the plaintiff, based on an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 as amended. The settlement terminated all disputes of any kind between the parties, and also terminated a related matter styled David F. Miller
       v. Gary Ball. A liability, based on the fair market value of the 8,000,000 shares of common stock to be issued, of $408 is included in accrued liabilities at June 30, 2001. During the year ended June 30, 2002, the 8,000,000 shares of common stock were issued in satisfaction of this liability.

       A complaint was filed against the Company on September 19, 2002 styled Balmore SA et al v Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock.

       The Company is subject to certain other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

       The Company has entered into a one-year lease agreement for office space which is accounted for as an operating lease. Lease payments of $4 are due monthly until July 31, 2003. Rent expense for the years ended June 30, 2002 and 2001 was $39 and $21, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2006. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

                                                                         Capital
                                                                          Leases

       2003                                                              $    54
       2004                                                                   25
       2005                                                                    9
       2006                                                                    5
                                                                         -------

       Total payments                                                         93
       Less amount representing interest                                    (23)
                                                                         -------

       Present value of minimum lease payments                                70
       Less current portion                                                 (37)
                                                                         -------

       Obligations under capital lease, net of current portion           $    33
                                                                         =======


14.    Going Concern Considerations

       Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 2002 and 2001, the Company incurred net losses (in thousands) of $(2,398) and $(2,842), respectively, and negative cash flows from operations of $(931) and $(1,943), respectively. These factors along with a $(736) negative working capital position at June 30, 2002 raise substantial doubt about the Company's ability to continue as a going concern.

       Management plans to take specific steps to address its difficult financial situation as follows:

o In the near term, the Company plans to receive an extension of its Research Agreement whereby the Company expects to receive a sum total not to exceed $512,000 from a third-party sponsor for the purpose of agreed-upon research.


       C In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

       C In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

       There can be no assurance that the Company's planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

       C The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

       C The ability of the Company to obtain positive test results of its products in clinical trials.

       C The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.


15.    Non-Cash Investing and Financing Activities

       During the years ended June 30, 2002 and 2001, and for the period of inception, June 10, 1996 to June 30, 2002 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

                                                                                                   Inception
                                                                       2002           2001          to Date
                                                                     --------       --------       ----------
       Common stock issued in exchange for
         equity securities                                           $  -           $   -          $   302
                                                                     =======        =======        =======

       Common and treasury stock issued upon
         conversion of debentures and interest on
         debentures                                                  $   235        $   -          $ 1,524
                                                                     =======        =======        =======

       Common and preferred stock issued for ser-
         vices and license and patent rights                         $  -           $   -          $ 2,634
                                                                     =======        =======        =======

       Common stock issued in settlement of
         lawsuit and related liabilities                             $   408        $   -          $   601
                                                                     =======        =======        =======

       Warrants issued for services                                  $  -           $   162        $   162
                                                                     =======        =======        =======

       Conversion of note payable to shareholder
         to common stock                                             $   926        $   443        $ 1,503
                                                                     =======        =======        =======

       Conversion of dividends payable to
         common stock                                                $    66        $    65        $   131
                                                                     =======        =======        =======

       Reduction of note payable to stockholder
         and accrued liabilities through exercise
         of stock options                                            $  -           $   275        $   275
                                                                     =======        =======        =======

       Issuance of notes payable for insurance                       $  -           $    37        $    37
                                                                     =======        =======        =======

       Issuance of notes payable for the purchase
         of equipment                                                $  -           $   124        $   124
                                                                     =======        =======        =======

       Dividends declared on preferred stock                         $   103        $  -           $   103
                                                                     =======        =======        =======

       Receipt of treasury stock for note payable
         to stockholders                                             $   560        $  -           $   560
                                                                     =======        =======        =======


16.    401(k) Plan

       The Endovasc Ltd., Inc. 401(k) Plan (the "Plan"), which was implemented in June 2001, covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least six months of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make discretionary contributions as authorized by the board of directors; however, no Company contributions have been made as of June 30, 2002 and 2001.


17.      Related Party Transactions

       During the year ended June 30, 2002, certain officers of the Company transferred 3,100,000 shares of their common stock back to the Company in the form of a note payable to stockholders to provide the Company enough common shares to meet its preferred stock conversion requirements. Subsequently and due to the decrease in the market price per share of the Company's common stock, 6,850,000 shares of common stock were issued to these stockholders as repayment of these notes payable to the stockholders. All transactions were recorded by the Company based on the fair market value of the stock, which resulted in no effect to the accompanying statement of operations.

       During the year ended June 30, 2002, the CEO of the Company advanced $324 to the Company in the form of a note payable to stockholder and received 5,800,000 shares of common stock as repayment of $365 of this note payable to stockholder. The balance of this note of $58 as of June 30, 2002 is due on demand, non-interest bearing and is not collateralized.

       As of June 30, 2002, certain officers and directors of the Company exchanged 17,779,083 shares of their common stock for 1,777,908 shares of Series B convertible preferred stock (See Note 11), which included preferential voting rights of 500 times those attributable to common stockholders. The right to convert common stock to Series B convertible preferred stock was offered only to certain common stockholders, including officers and directors of the Company. Such stockholders, officers and directors, who were selectively and preferentially offered Series B convertible preferred stock, avoided a 97.5% dilution of their position as common stockholders that all other common stockholders experienced. Effective July 9, 2002, upon reincorporation of the Company in the state of Delaware, and subsequent to the 40 to 1 reverse split of common stock (See Note 18), the officers' and directors' Series B preferred stock was automatically converted back to 17,779,083 shares of the Company's common stock.

18.    Subsequent Events

       Effective July 9, 2002, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware. This reincorporation was accomplished by a merger of the Company into a new Delaware corporation of the same name. Under the terms of the merger, holders of the Company's common stock received one share of the new Delaware corporation common stock in exchange for 40 shares of the Company's common stock, resulting in a 40 to 1 reverse split for all common stockholders. All holders of the outstanding shares of Series A, B and C convertible preferred stock were not subject to the 40 to 1 reverse split, because under the terms of the merger agreement, each share of preferred stock was converted into one share of preferred stock in the new Delaware corporation with identical conversion rights, which resulted in significant dilution to all common stockholders.

       As a result of this reincorporation, each share of Series B and Series C convertible preferred stock was automatically converted to 10 shares of the Company's new common stock (See Note 11) resulting in the issuance of 27,508,545 post-split shares of common stock in the new Delaware corporation. Accordingly, the reincorporation process resulted in a preferential stock dividend of 26,820,828 shares of common stock issued to holders of Series B and Series C convertible preferred stock in July 2002.

       Each share of Series A convertible preferred stock was not automatically converted to common stock upon reincorporation and was not subject to the 40 to 1 reverse split. Accordingly, holders of Series A convertible preferred stock received a preferential dividend of 23,469,792 shares of common stock based on the conversion rate on July 9, 2002.

       This reincorporation resulted in an increase in authorized shares of the Company's common stock to 200,000,000 shares with all other terms of the common and preferred stock remaining the same except as otherwise noted.

       The Company's treasury stock was cancelled and retired as a result of this reincorporation and all shares held in treasury resumed the status of authorized and unissued common stock.

       The effect of the 40 to 1 reverse stock split has been recognized retroactively in the stockholders' equity accounts on the balance sheet at June 30, 2002 and in all share and per share data in the accompanying financial statements and notes to the financial statements unless otherwise noted. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

       Subsequent to June 30, 2002, the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock.