Form 10QSB
period 2002-09-30
ENDOVASC LTD INC
filed 2002-11-19
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002.

[ ]     Transition Report to Section 13 or 15(d) of the Securities Exchange Act
of 1934  for the Transition Period from _____________ to ___________.


                                    000-28371
                            (Commission File Numbers)


                               ENDOVASC LTD., INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 76-0512500
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

     Yes  [X]            No  [ ]


     As of November 5, 2002, 34,115,208 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                TABLE OF CONTENTS

PART I

ITEM 1.      FINANCIAL STATEMENTS
------       --------------------

             Balance Sheet as of September 30, 2002 and
               June 30, 2002                                                 F-2

             Statement of Operations for the three months
               ended September 30, 2002 and 2001, and for
               the period from inception, June 10, 1996,
               to September 30, 2002                                         F-3

             Statement of Stockholders' Deficit for the
               three months ended September 30, 2002                         F-4

             Statement of Cash Flows for the three months
               ended September 30, 2002 and 2001, and for
               the period from inception, June 10, 1996,
               to September 30, 2002                                         F-5

             Notes to Financial Statements                                   F-6


ITEM 2.      Management's Discussion and Analysis of Financial
------         Condition and Results of Operations                          F-12

ITEM 3.      Evaluation of Disclosure Controls and Procedures               F-13
------


PART II

ITEM 1.     Legal Proceedings                                               F-14
------

ITEM 2.     Changes in Securities                                           F-14
------

ITEM 6.     Exhibits and Reports on Form 8-K                                F-14
------

SIGNATURES                                                                  F-15

                              ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                _________________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             SEPTEMBER 30,    JUNE 30,
                                                                 2002           2002
          ASSETS                                             (UNAUDITED)      (NOTE)
          ------                                            ---------------  ----------
Current assets:
  Cash and cash equivalents                                 $           19   $       1
  Accounts receivable                                                   54         214
  Other current assets                                                  43          68
                                                            ---------------  ----------

    Total current assets                                               116         283

Property and equipment, net                                            155         168
Other assets, net                                                      124         128
                                                            ---------------  ----------

      Total assets                                          $          395   $     579
                                                            ===============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                      $          113   $      91
  Current portion of obligations under capital leases                   29          37
  Note payable to shareholder                                           78          58
  Convertible debentures                                               173           -
  Accounts payable                                                     587         689
  Accrued liabilities                                                  147         144
                                                            ---------------  ----------

    Total current liabilities                                        1,127       1,019

Long-term debt, net of current maturities                               12          33
Long-term obligations under capital leases                              33          33
Convertible debentures, net of current portion                           -         171
                                                            ---------------  ----------

      Total liabilities                                              1,172       1,256
                                                            ---------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 33,037,744 and 2,183,575 shares issued
    and 33,037,744 and 2,131,450 shares outstanding at
    September 30, 2002 and June 30, 2002, respectively                  33           2
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 6,489 and 7,869 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at September 30, 2002 and June 30, 2002,
    respectively, stated value $100 per share                            -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- and 2,400,855 shares of Series B
    convertible preferred stock issued and outstanding
    at September 30, 2002 and June 30, 2002, respectively                -           2
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- and 350,000 shares of Series C
    convertible preferred stock issued and outstanding
    at September 30, 2002 and June 30, 2002, respectively                -           -
  Additional paid-in capital                                        11,200      10,566
  Losses accumulated during the development stage                  (12,010)    (11,230)
  Treasury stock, -0- and 52,125 shares at September
    30, 2002 and June 30, 2002, respectively                             -         (17)
                                                            ---------------  ----------

    Total stockholders' deficit                                       (777)       (677)
                                                            ---------------  ----------

      Total liabilities and stockholders' deficit           $          395   $     579
                                                            ===============  ==========

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   The accompanying notes are an integral part of these financial statements.

                                         ENDOVASC LTD., INC.
                               (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2002
                                              __________
                                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   THREE MONTHS ENDED           INCEPTION TO
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  2002             2001             2002
                                             ---------------  ---------------  ---------------
Income:
  Revenue                                    $          104   $          241   $          873
  Interest income                                         -                1               28
  Other income                                            1                5               15
                                             ---------------  ---------------  ---------------

    Total income                                        105              247              916
                                             ---------------  ---------------  ---------------

Costs and expenses:
  Operating, general and administrative
    expenses                                            442              384            6,357
  Research and development costs                        396              261            5,397
  Interest expense                                       33              177              605
  Settlement with former employee                         -                -              408
                                             ---------------  ---------------  ---------------

    Total costs and expenses                            871              822           12,767
                                             ---------------  ---------------  ---------------

Net loss before extraordinary item                     (766)            (575)         (11,851)

Extraordinary loss on extinguishment of
  convertible debentures                                  -                -              127
                                             ---------------  ---------------  ---------------

Net loss                                     $         (766)  $         (575)  $      (11,978)
                                             ===============  ===============  ===============


Basic and diluted net loss per common share  $        (0.03)  $        (0.47)
                                             ===============  ===============

Weighted average shares outstanding              25,509,388        1,222,470
                                             ===============  ===============


                     The accompanying notes are an integral
                       part of these financial statements.

                                                  ENDOVASC LTD., INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                       __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      SERIES A            SERIES B              SERIES C
                                 COMMON STOCK      PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK    ADDITIONAL
                              --------------------  ----------------  ---------------------  ------------------  PAID-IN   TREASURY
                              AMOUNT    SHARES     AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL    STOCK
                             -------  -----------  -------  -------  --------  -----------  -------  ---------  ---------  -------

Balance at June 30, 2002     $     2   2,183,575   $     -   7,869   $     2    2,400,855   $     -   350,000   $ 10,566   $  (17)

Issue of common stock
  for services and fin-
  ancing costs                     1     605,795         -       -         -            -         -         -        574        -

Conversion of preferred
  stock to treasury stock          -     121,000         -       -         -      (12,100)        -         -          5       (5)

Conversion of preferred
  stock to common stock           30  29,901,750         -  (1,380)       (2)  (2,388,755)        -  (350,000)       (28)       -

Dividends declared on pre-
  ferred stock                     -           -         -       -         -            -         -         -          -        -

Issue of common stock as
  payment of dividends on
  preferred stock                  -      48,374         -       -         -            -         -         -         24        -

Conversion of other liabil-
  ities to common stock            -      43,500         -       -         -            -         -         -         36        -

Issue of common stock for
  exercise of warrants             -     300,000         -       -         -            -         -         -         39        -

Issue of common stock for
  cash                             -       6,875         -       -         -            -         -         -          6        -

Retirement of treasury
  stock                            -    (173,125)        -       -         -            -         -         -        (22)      22

Net loss                           -           -         -       -         -            -         -         -          -        -
                             -------  -----------  -------  -------  --------  -----------  -------  ---------  ---------  -------

Balance at September 30,
  2002                       $    33  33,037,744   $     -   6,489   $     -            -   $     -         -   $ 11,200   $    -
                             =======  ===========  =======  =======  ========  ===========  =======  =========  =========  =======


                               LOSSES
                            ACCUMULATED
                             DURING THE
                            DEVELOPMENT
                               STAGE      TOTAL
                             ---------  ---------

Balance at June 30, 2002     $(11,230)  $   (677)

Issue of common stock
  for services and fin-
  ancing costs                      -        575

Conversion of preferred
  stock to treasury stock           -          -

Conversion of preferred
  stock to common stock             -          -

Dividends declared on pre-
  ferred stock                    (14)       (14)

Issue of common stock as
  payment of dividends on
  preferred stock                   -         24

Conversion of other liabil-
  ities to common stock             -         36

Issue of common stock for
  exercise of warrants              -         39

Issue of common stock for
  cash                              -          6

Retirement of treasury
  stock                             -          -

Net loss                         (766)      (766)
                             ---------  ---------

Balance at September 30,
  2002                       $(12,010)  $   (777)
                             =========  =========


   The accompanying notes are an integral part of these financial statements.

                                        ENDOVASC LTD., INC.
                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  CONDENSED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
                FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2002
                                             __________
                                           (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                      --------------------------------  INCEPTION TO
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                           2002             2001            2002
                                                      ---------------  ---------------  ---------------
Cash flows used in operating activities:
  Net loss                                            $         (766)  $         (575)  $      (11,978)
  Adjustments to reconcile net loss to net
    cash used in operating activities                            724               23            6,402
                                                      ---------------  ---------------  ---------------

        Net cash used in operating activities                    (42)            (552)          (5,576)
                                                      ---------------  ---------------  ---------------

Cash flows used in investing activities:
  Capital expenditures                                             -                -             (147)
  Proceeds received from repayment of loan to
    stockholder                                                    -                -               72
                                                      ---------------  ---------------  ---------------
        Net cash used in investing activities                      -                -              (75)
                                                      ---------------  ---------------  ---------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                          -                -              337
  Proceeds from sale of common stock                               6                -              252
  Proceeds from exercise of warrants                              39                -               74
  Proceeds from sale of convertible debentures                     -              400            1,437
  Net proceeds from issuance of preferred stock                    -                -            2,263
  Issuance of notes payable                                       21               47              250
  Repayment of notes payable                                     (18)              (8)            (135)
  Payments of obligations under capital leases                    (8)             (16)             (69)
  Proceeds from advances from stockholders                        20               25            1,288
  Repayments of notes to stockholder                               -                -               (5)
  Purchase of treasury stock                                       -               (5)             (22)
                                                      ---------------  ---------------  ---------------

        Net cash provided by financing activities                 60              443            5,670
                                                      ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents              18             (109)              19

Cash and cash equivalents at beginning of period                   1              117                -
                                                      ---------------  ---------------  ---------------

Cash and cash equivalents at end of period            $           19   $            8   $           19
                                                      ===============  ===============  ===============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                      $           30   $            6   $          146
                                                      ===============  ===============  ===============

  Cash paid for income taxes                          $            -   $            -   $            -
                                                      ===============  ===============  ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules of the U.S. Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

     A summary of the Company's significant accounting policies and other information necessary to understand the interim financial statements is presented in the Company's audited financial statements for the years ended June 30, 2002 and 2001. Accordingly the Company's audited financial statements should be read in connection with these financial statements.


2.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statement is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


3.   PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company's board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock. The following information excludes the effect of the 40 to 1 reverse stock split. The conversion features of all classes of preferred stock were not subject to the effects of the split.

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

                                    Continued
                                       F-6

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

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

     During the three months ended September 30, 2002, 1,380 shares of Series A preferred stock were converted to 266,577 shares of common stock.

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

     As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders, whereby these stockholders exchanged 24,008,545 shares of the Company's common stock for 2,400,855 shares of Series B convertible preferred stock. An additional 2,305,259 shares of the Company's common stock were exchanged for 230,526 shares of Series B convertible preferred stock during the three month period ended September 30, 2002.

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

     During the three months ended September 30, 2002, due to the reincorporation of the Company (See Note 4), all shares of Series B and Series C preferred stock were automatically converted back to the shares of common stock originally exchanged and such conversion had a significant dilutive effect on the owners of common stock.


                                    Continued
                                       F-7

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


4.   REINCORPORATION
     ---------------

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

     As a result of this reincorporation, each share of Series B and Series C convertible preferred stock was automatically converted to 10 shares of the Company's new common stock resulting in the issuance of 29,813,804 post-split shares of common stock in the new Delaware corporation. Accordingly, the reincorporation process resulted in a preferential stock dividend of 29,068,459 shares of common stock issued to holders of Series B and Series C convertible preferred stock in July 2002.

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

     The effect of the 40 to 1 reverse stock split was recognized retroactively in the stockholders' equity accounts on the balance sheet at June 30, 2002, with the exception of 2,247,628 shares which were recognized during the three month period ended September 30, 2002. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

     During the three month period ended September 30, 2002 the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the quarter ended September 30, 2002.


                                    Continued
                                       F-9

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


5.   RESEARCH AGREEMENT
     ------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist for one year with the option to extend the agreement for an additional one year term. During the three month period ended September 30, 2002, the grant was extended for another one year term. Revenue generated from this grant of $49,000 was recorded in the accompanying statement of operations for the three months ended September 30, 2002.


6.   LITIGATION
     ----------

     On September 11, 2002 the company filed a civil lawsuit styled Endovasc Ltd., Inc v. J.P. Turner & Co. LLC et al, Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulation. The company is seeking monetary damages in excess of $200,000,000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA etal v Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock. In another related matter, a show cause complaint was filed against the Company on October 17, 2002 styled Laurus Master Fund Ltd. et al v Endovasc Ltd, Inc., Number 02- CV-8317, in the United States District Court, Southern District of New York. This suit involves the issuance of 430,476 shares of stock. A hearing is to be held in November 2002.


7.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

                                                   THREE MONTHS ENDED
                                                 ---------------------- INCEPTION TO
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2002        2001        2002
                                                 ----------  ----------  ----------
     Non-cash investing and financing
       activities:

       Common stock issued in exchange for
         equity securities                       $        -  $        -  $      302
                                                 ==========  ==========  ==========
       Common and treasury stock issued upon
         conversion of debentures and interest
         on debentures                           $        -  $        -  $    1,524
                                                 ==========  ==========  ==========

       Common and preferred stock issued for
         services and license and patent rights  $      575  $       91  $    3,209
                                                 ==========  ==========  ==========

       Common stock issued in settlement of
         lawsuit and related liabilities         $        -  $      408  $      601
                                                 ==========  ==========  ==========

       Warrants issued for services              $        -  $        -  $      162
                                                 ==========  ==========  ==========


                                    Continued
                                      F-10

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   __________



7.   NON-CASH INVESTING AND FINANCING ACTIVITIES, CONTINUED
     ------------------------------------------------------

                                                    THREE MONTHS ENDED
                                                   ---------------------- INCEPTION TO
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                      2002        2001       2002
                                                   ----------  ----------  ----------
       Conversion of note payable to shareholder
         to common stock                           $        -  $        -  $    1,503
                                                   ==========  ==========  ==========

       Conversion of dividends payable to
         common stock                              $       24  $       22  $      155
                                                   ==========  ==========  ==========

       Reduction of note payable to stockholder
         and accrued liabilities through exercise
         of stock options                          $        -  $        -  $      275
                                                   ==========  ==========  ==========

       Issuance of notes payable for insurance     $        -  $        -  $       37
                                                   ==========  ==========  ==========

       Issuance of notes payable for the purchase
         of equipment                              $        -  $        -  $      124
                                                   ==========  ==========  ==========

       Dividends declared on preferred stock       $       14  $       28  $      117
                                                   ==========  ==========  ==========

       Receipt of treasury stock for note payable
         to stockholders                           $        -  $        -  $      560
                                                   ==========  ==========  ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
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

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through September 30, 2002, the Company had an accumulated deficit of $(12,010,000).

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

     In November 2000, the Company submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In July 2001, the Company was notified of the grant approval for approximately $700,000 with an option to extend for an additional year. Monies from the grant did not become available until after November 2001. Identity of the grantor was requested to remain anonymous until such time as release of the results from the studies. The Company anticipates to have publication of data released during the second quarter of the Company's fiscal year ending June 30, 2003. The grant was extended and additional funding was given in early 2003. The data was presented at the American College of Angiology in October 2002 and the grantor supporting the sponsored research was identified as Philip Morris, USA, External Research Group.

      At a special meeting of the Board of Directors held on September 21, 2002, the Board considered the appointments of an Audit and Compensation Committee. The Board unanimously appointed Judge Ken Reilly as Chairman of the Compensation Advisory Board and Ken Beverly as Chairman of the Audit Advisory to Board of Directors. Previously announced Beuttenmuller, Bagrier and Davidson, were made prior to the Sarbanes/Oxley Act, and were rescinded by the Board until further review by the respective Chairmen.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2002  AND  2001
------------------------------------------------------------

     During the three month period ended September 30, 2002, the Company had revenue of $105,000 compared with $247,000 of revenue for the three month period ended September 30, 2001. The decrease of $142,000 is the result of a decline in revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from the company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the three month period ended September 30, 2002 and 2001, administrative and operating expenses were $442,000 and $384,000, respectively. The increase in costs and operating expenses is primarily due to an increase in stock based compensation to third party consultants.

     Research and development costs totaled $396,000 during the three month period ended September 30, 2002, compared to $261,000 during the three month period ended September 30, 2001. This increase of $135,000 was the result of an increase in stock based compensation to third party consultants and patent expenses incurred during the three month period ended September 30, 2002.

     Interest expense decreased from $177,000 during the three month period ended September 30, 2001 to $33,000 during the three month period ended September 30, 2002. This decrease is a result of $171,000 of recognition of the beneficial conversion feature and additional interest on convertible debentures that were issued during the three months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at September 30, 2002 of $1,011,000, compared to a deficit of $359,000 at September 30, 2001. This increase in the working capital deficit is primarily related to a decrease in accounts receivable, an increase in accounts payable and $173,000 of convertible debentures that were recorded as current at September 30, 2002.

     The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled introduction of Liprostin and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operations.


ITEM  3.     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
-------      -----------------------------------------------------

     David P. Summers, Chief Executive Officer of the Company, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

          On September 11, 2002 the company filed a civil lawsuit styled Endovasc Ltd., Inc v. J.P. Turner & Co. LLC et al, Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulation. The company is seeking monetary damages in excess of $200,000,000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA etal v Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock. In another related matter, a show cause complaint was filed against the Company on October 17, 2002 styled Laurus Master Fund Ltd. et al v Endovasc Ltd, Inc., Number 02- CV-8317, in the United States District Court, Southern District of New York. This suit involves the issuance of 430,476 shares of stock. A hearing is to be held in November 2002.


ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

          Recent Sale of Unregistered Securities. During the quarter ended September 30, 2002, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

          In July, August and September of 2002, we issued an aggregate of 649,295 shares of common stock for services, which we valued at prices ranging from $0.62 to $1.28 per share, with an aggregate value of $611,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

          In September 2002, we issued an aggregate of 6,875 shares of common stock for cash at $0.82 and $0.95 per share, with an aggregate value of $6,000. These transactions were exempt from registration pursuant to
     Section  4(2)  of  the  Act.

          In August 2002, we issued 300,000 shares of common stock for exercise of a warrant with an exercise price of $0.13 per share and $39,000 in the aggregate. These transactions were exempt from registration pursuant to
     Section  4(2)  of  the  Act.

          During July, August and September 2002, we issued a total of 30,128,755 shares of common stock upon the conversion of preferred stock and dividends on preferred stock. We did not receive any proceeds from these transaction. These transactions were exempt pursuant to Section 4(2) of the Securites Act.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------      -------------------------------------

(a)       Exhibits  --  None.

(b)       Reports  on  Form  8-K.

          -    We  filed  a  Form  8-K on July 9, 2002, reporting Item 5 - Other
               Events.

          - We filed a Form 8-K on September 23, 2002, reporting Item 5 - Other Events.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              ENDOVASC  LTD.,  INC.




Date:     November 19, 2002                By:    /s/  David  P.  Summers
       ------------------------                 -----------------------------
                                                      David  P.  Summers
                                                  Chief  Executive  Officer




Date:     November 19, 2002                By:    /s/  M.  Dwight  Cantrell
       ------------------------                 ------------------------------
                                                     M.  Dwight  Cantrell
                                                   Chief  Financial  Officer



CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002
-------------------------------------------------------------------------------

I,  DAVID P. SUMMERS,  certify  that:
1. I have reviewed this quarterly report on Form 10-QSB of ENDOVASC LTD, INC.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER  19, 2002

/S/ DAVID P. SUMMERS
--------------------
DAVID P. SUMMERS
CHIEF EXECUTIVE OFFICER OF
ENDOVASC LTD., INC.

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT OF 2002
-------------------------------------------------------------------------------

I,  M. DWIGHT CANTRELL,  certify  that:
1.  I  have  reviewed  this  quarterly  report  on  Form 10-QSB of ENDOVASC
LTD.,
INC.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  NOVEMBER 19, 2002

/S/ M. DWIGHT CANTRELL
----------------------
M. DWIGHT CANTRELL
CHIEF FINANCIAL OFFICER OF
ENDOVASC LTD., INC.

CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  OF ENDOVASC LTD., INC. PURSUANT TO
--------------------------------------------------------------------------------
SECTION  906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, DAVID P. SUMMERS, the Chief Executive Officer of ENDOVASC LTD., INC. hereby certify that ENDOVASC LTD., INC.'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of ENDOVASC LTD.,INC.

Date:  NOVEMBER 19, 2002                 /S/  DAVID  P.  SUMMERS
                                         ------------------------------
                                         DAVID  P.  SUMMERS
                                         CHIEF  EXECUTIVE  OFFICER  OF
                                         ENDOVASC  LTD.,  INC.



CERTIFICATION  OF  CHIEF  ACCOUNTING  OFFICER OF ENDOVASC LTD., INC. PURSUANT TO
--------------------------------------------------------------------------------
SECTION  906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, M. DWIGHT CANTRELL, the Chief Financial Officer of ENDOVASC LTD., INC. hereby certify that ENDOVASC LTD., INC.'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of ENDOVASC LTD., INC.

Date:  NOVEMBER 19, 2002                 /S/ M. DWIGHT CANTRELL
                                         ------------------------------
                                         M. DWIGHT CANTRELL
                                         CHIEF FINANCIAL OFFICER OF
                                         ENDOVASC LTD., INC.