Form 10QSB
period 2002-12-31
ENDOVASC LTD INC
filed 2003-02-19
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  December  31, 2002.

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

     Yes  [X]            No  [  ]


     As of February 18, 2003, 39,912,815 shares of Common Stock, par value $.001 per share, of Endovasc Ltd., Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------  ---------------------
           Balance Sheet as of December 31, 2002 and June 30, 2002           F-2

           Statement of Operations for the three months and six
             months ended December 31, 2002 and 2001, and for the
             period from inception, June 10, 1996, to December 31,
             2002                                                            F-3

           Statement of Stockholders' Deficit for the six months
             ended December 31, 2002, and for the period from
             inception, June 10, 1996, to December 31, 2002                  F-4

           Statement of Cash Flows for the six months ended
             December 31, 2002 and 2001, and for the period from
             inception, June 10, 1996, to December 31, 2002                  F-6

           Notes to Financial Statements                                     F-7

                                ENDOVASC LTD., INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   BALANCE SHEET
                        DECEMBER 31, 2002 AND JUNE 30, 2002

                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             DECEMBER     JUNE 30,
                                                             31, 2002       2002
     ASSETS                                                (UNAUDITED)     (NOTE)
---------------------------------------------------------  ------------  ----------


Current assets:
  Cash and cash equivalents                                $       214   $       1
  Accounts receivable                                               59         214
  Other current assets                                               8          68
                                                           ------------  ----------

    Total current assets                                           281         283

Property and equipment, net                                        143         168
Other assets, net                                                  120         128
                                                           ------------  ----------

      Total assets                                         $       544   $     579
                                                           ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                     $        73   $      91
  Current portion of obligations under capital leases               29          37
  Note payable to shareholder                                      157          58
  Accounts payable                                                 350         689
  Accrued liabilities                                               87         144
                                                           ------------  ----------

    Total current liabilities                                      696       1,019

Long-term debt, net of current maturities                           10          33
Long-term obligations under capital leases                          23          33
Convertible debentures                                               4         171
                                                           ------------  ----------

      Total liabilities                                            733       1,256
                                                           ------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 39,109,125 and 2,183,575 shares issued
    and 39,109,125 and 2,131,450 shares outstanding at
    December 31, 2002 and June 30, 2002, respectively               39           2
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 275 and 7,869 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at December 31, 2002 and June 30, 2002,
    respectively, stated value $100 per share                        -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized,-0- and 2,400,855 shares of Series B
    convertible preferred stock issued and outstanding
    at December 31, 2002 and June 30, 2002, respectively             -           2
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- and 350,000 shares of Series C
    convertible preferred stock issued and outstanding
    at December 31, 2002 and June 30, 2002, respectively             -           -
  Additional paid-in capital                                    14,971      10,566
  Losses accumulated during the development stage              (15,199)    (11,230)
  Treasury stock, -0- and 52,125 shares at December 31,
    2002 and June 30, 2002, respectively                             -         (17)
                                                           ------------  ----------

    Total stockholders' deficit                                   (189)       (677)
                                                           ------------  ----------

      Total liabilities and stockholders' deficit          $       544   $     579
                                                           ============  ==========

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

                                             ENDOVASC LTD., INC.
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)
                                           STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 AND
                      FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2002
                                                  __________
                                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                           THREE MON THS ENDED          SIX MONTHS ENDED
                                        -------------------------  --------------------------     INCEPTION
                                          DECEMBER     DECEMBER      DECEMBER      DECEMBER      TO DECEMBER
                                          31, 2002     31, 2001      31, 2002      31, 2001       31, 2002
                                        ------------  -----------  ------------  -------------  -------------
Income:
  Revenue                               $        95   $        -   $       199   $          -   $        968
  Interest income                                 -            -             -              1             28
  Other income                                    -         -  _             1            246             15
                                        ------------  -----------  ------------  -------------  -------------

    Total income                                 95            -           200            247          1,011
                                        ------------  -----------  ------------  -------------  -------------

Costs and expenses:
  Operating, general and
    administrative expenses                   2,337          280         2,779            664          8,694
  Research and development
    costs                                       910          478         1,306            739          6,307
  Interest expense                               14           16            47            193            619
  Settlement with former
    employee                                      -         -  _             -           -  _            408
                                        ------------  -----------  ------------  -------------  -------------

    Total costs and expenses                  3,261          774         4,132          1,596         16,028
                                        ------------  -----------  ------------  -------------  -------------

Net loss                                     (3,166)        (774)       (3,932)        (1,349)       (15,017)

Extraordinary loss on extin-
  guishment of convertible
  debentures                                      -         -  _             -           -  _           (127)
                                        ------------  -----------  ------------  -------------  -------------

Net loss                                $    (3,166)  $     (774)  $    (3,932)  $     (1,349)  $    (15,144)
                                        ============  ===========  ============  =============  =============


Weighted average shares
  outstanding                            36,153,457    1,765,083    31,620,974      1,352,984
                                        ============  ===========  ============  =============


Basic and diluted net loss
  per common share                      $     (0.09)  $    (0.44)  $     (0.12)  $      (1.00)
                                        ============  ===========  ============  =============

                     The accompanying notes are an integral
                      part of these financial statements.

                                                        ENDOVASC LTD., INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
                                                            __________
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                  SERIES A                 SERIES B                SERIES C
                                COMMON STOCK                    PREFERRED STOCK         PREFERRED STOCK         PREFERRED STOCK
                            --------------------              ---------------------  ---------------------  ----------------------
                            AMOUNT     SHARES       AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     SHARES      CAPITAL
                            -------  -----------  ----------  ---------  ----------  -----------  --------  -----------  ---------

Balance at June 30, 2002    $     2   2,183,575   $        -     7,869   $       2    2,400,855   $      -     350,000   $ 10,566

Issue of common stock
  for services and fin-
  ancing costs                    4   2,757,893            -         -           -            -          -           -      3,366

Conversion of preferred
  stock to treasury stock         -     121,000            -         -           -      (12,100)         -           -          5

Conversion of preferred
  stock to common stock          31  31,320,592            -    (7,594)         (2)  (2,388,755)         -    (350,000)       (29)

Dividends declared on pre-
  ferred stock                    -           -            -         -           -            -          -           -          -

Issue of common stock as
  payment of dividends on
  preferred stock                 -     100,753            -         -           -            -          -           -         47

Conversion of convertible
  debentures to common
  stock                           -     363,900            -         -           -            -          -           -        169

Conversion of liabilities
  to common stock                 -     336,100            -         -           -            -          -           -        346

Issue of common stock for
  exercise of warrants            2   2,079,562            -         -           -            -          -           -        507

Issue of common stock for
  cash                            -      18,875            -         -           -            -          -           -         16

Retirement of treasury
  stock                           -    (173,125)           -         -           -            -          -           -        (22)

Net loss                          -           -            -         -           -            -          -           -          -
                            -------  -----------  ----------  ---------  ----------  -----------  --------  -----------  ---------

Balance at December 31,
  2002, unaudited                39  39,109,125   $        -       275   $       -            -   $      -           -   $ 14,971
                            =======  ===========  ==========  =========  ==========  ===========  ========  ===========  =========


                                            LOSSE
                                          ACCUMULATED
                            ADDITIONAL    DURING THE
                             PAID-IN       TREASURY    DEVELOPMENT
                              STOCK         STAGE       TOTAL _
                            ----------  -------------  ---------

Balance at June 30, 2002    $     (17)  $    (11,230)  $   (677)

Issue of common stock
  for services and fin-
  ancing costs                      -              -      3,370

Conversion of preferred
  stock to treasury stock          (5)             -          -

Conversion of preferred
  stock to common stock             -              -          -

Dividends declared on pre-
  ferred stock                      -            (37)       (37)

Issue of common stock as
  payment of dividends on
  preferred stock                   -              -         47

Conversion of convertible
  debentures to common
  stock                             -              -        169

Conversion of liabilities
  to common stock                   -              -        346

Issue of common stock for
  exercise of warrants              -              -        509

Issue of common stock for
  cash                              -              -         16

Retirement of treasury
  stock                            22              -          -

Net loss                            -         (3,932)    (3,932)
                            ----------  -------------  ---------

Balance at December 31,
  2002, unaudited           $       -   $    (15,199)  $   (189)
                            ==========  =============  =========

                     The accompanying notes are an integral
                      part of these financial statements.

                                   ENDOVASC LTD., INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                            CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001, AND
            FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2002
                                        __________
                                      (IN THOUSANDS)


                                                      SIX MONTHS ENDED
                                                   ----------------------   INCEPTION TO
                                                       DECEMBER 31,          DECEMBER 31,
                                                     2002        2001          2002
                                                   ---------  -----------  --------------
Cash flows used in operating activities:
  Net loss                                         $ (3,932)  $   (1,349)  $     (15,144)
  Adjustments to reconcile net loss to net
    cash used in operating activities                 3,534          747           9,212
                                                   ---------  -----------  --------------

        Net cash used in operating activities          (398)        (602)         (5,932)
                                                   ---------  -----------  --------------

Cash flows used in investing activities:
  Capital expenditures                                    -           (6)           (147)
  Proceeds received from repayment of loan to
    stockholder                                           -         -  _              72
                                                   ---------  -----------  --------------

        Net cash used in investing activities             -           (6)            (75)
                                                   ---------  -----------  --------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                 -            -             337
  Proceeds from sale of common stock                     16            -             262
  Proceeds from sale of convertible debentures            -          400           1,437
  Proceeds from exercise of warrants                    509            -             544
  Net proceeds from issuance of preferred stock           -            -           2,263
  Issuance of notes payable                              21          113             250
  Repayment of notes payable                            (62)         (26)           (179)
  Payments of obligations under capital leases          (18)         (15)            (79)
  Proceeds from advances from stockholders              145           25           1,413
  Repayments of notes to stockholder                      -            -              (5)
  Purchase of treasury stock                              -           (5)            (22)
                                                   ---------  -----------  --------------

        Net cash provided by financing activities       611          492           6,221
                                                   ---------  -----------  --------------

Net increase (decrease) in cash and cash
  equivalents                                           213         (116)            214

Cash and cash equivalents at beginning of period          1          117               -
                                                   ---------  -----------  --------------

Cash and cash equivalents at end of period         $    214   $        1   $         214
                                                   =========  ===========  ==============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $     75   $       16   $         191
                                                   =========  ===========  ==============

  Cash paid for income taxes                       $      -   $     -  _   $           -
                                                   =========  ===========  ==============

                     The accompanying notes are an integral
                      part of these financial statements.

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Endovasc, Ltd., Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.   ORGANIZATION
     ------------

     Endovasc, Ltd., Inc. was incorporated under the laws of the State of Nevada on June 10, 1996 and reincorporated in the State of Delaware on July 9, 2002 (See Note 6). The Company's principal business is the production of various drugs that can be administered using an advanced drug delivery system. The Company believes that its drug delivery system will ultimately be widely used by cardiologists, interventional radiologists and vascular surgeons. The Company is considered a development stage enterprise because it has not yet generated significant revenue from sale of its products and has devoted substantially all of its efforts in raising capital.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the six months ended December 31, 2002 and 2001, the Company incurred net losses (in thousands) of $(3,932) and $(1,349), respectively, and negative cash flows from operations of $(398) and $(602), respectively. These factors along with a $(415) negative working capital position at December 31, 2002 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term, the Company received an extension of its Research Agreement whereby the Company expects to receive a sum total not to exceed $512,000 from a third-party sponsor for the purpose of agreed-upon research.

     - In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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


4.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


5.   PREFERRED  STOCK
     ----------------

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


                                    Continued

                               ENDOVASC LTD., INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


5.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

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

     During the six months ended December 31, 2002, 7,594 shares of Series A preferred stock were converted to 1,737,798 shares of common stock.

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

     As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders, whereby these stockholders exchanged 24,008,545 shares of the Company's common stock for 2,400,855 shares of Series B convertible preferred stock. An additional 2,305,259 shares of the Company's common stock were exchanged for 230,526 shares of Series B convertible preferred stock during the six month period ended December 31, 2002.

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

     During the six months ended December 31, 2002, due to the reincorporation of the Company (See Note 6), all shares of Series B and Series C preferred stock were automatically converted back to the shares of common stock originally exchanged and such conversion had a significant dilutive effect on the owners of common stock.


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________


6.   REINCORPORATION
     ---------------

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

     The effect of the 40 to 1 reverse stock split was recognized retroactively in the stockholders' equity accounts on the balance sheet at June 30, 2002, with the exception of 2,247,628 shares which were recognized during the six month period ended December 31, 2002. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

     During the six month period ended December 31, 2002 the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the six months ended December 31, 2002.


                                    Continued

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________


7.   RESEARCH  AGREEMENT
     -------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist for one year with the option to extend the agreement for an additional one year term. During the six month period ended December 31, 2002, the grant was extended for another one year term. Revenue generated from this grant of $98 was recorded in the accompanying statement of operations for the six months ended December 31, 2002.


8.   LITIGATION
     ----------

     On September 11, 2002 the Company filed a civil lawsuit styled Endovasc Ltd., Inc. v. J.P. Turner & Co. LLC et al, Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulation. The Company is seeking monetary damages in excess of $200,000,000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA et al v. Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock. In another related matter, a show cause complaint was filed against the Company on October 17, 2002 styled Laurus Master Fund Ltd. et al v. Endovasc Ltd, Inc., Number 02- CV-8317, in the United States District Court, Southern District of New York. This suit involves the issuance of 430,476 shares of stock. This matter was settled through the issuance of the Company's common stock to retire Series A Preferred Convertible stock. In another related matter the Company has become a defendant in arbitration styled V Finance v. Endovasc Ltd., Inc. This matter relates to performance under a Funding Agreement. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying unaudited condensed financial statements.


9.   JOINT  VENTURE
     --------------

     In November 2002, the Company entered into an incorporated joint venture agreement with MIV Therapeutics, Inc. ("MIV"). This 50/50 joint venture, called Stentgenix, Inc., was created to primarily develop a therapeutic coating for vascular stents.

     Under the terms of the agreement the Company receives 2,500,000 shares of Class A common stock of the joint venture in consideration for contributing all of its rights, entitlement and interests in and to any and all coatings for any applications, products and medical devices utilizing the Company's Angiogenix technology. MIV receives 2,500,000 shares of Class A common stock of the joint venture for cash consideration of $2,500,000 payable over a three-year period, with $300,000 payable in the first year. If MIV fails to make the required payments, one Class A share of common stock will be returned to treasury of the joint venture for each dollar not paid.


                                    Continued
                                       F-9

                               ENDOVASC LTD., INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________



10.   NOTE  PAYABLE-SHAREHOLDER
      -------------------------

     During the six months ended December 31, 2002, the CEO of the Company advanced $145 to the Company in the form of a note payable to stockholder and received 25,000 shares of common stock as repayment of $46 of this note payable to stockholder. The balance of this note of $157 as of December 31, 2002 is due on demand, non-interest bearing and is not collateralized.


11.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
      -----------------------------------------------

                                                    SIX MONTHS ENDED
                                              ---------------------------- INCEPTION TO
                                                       DECEMBER 31,         DECEMBER 31,
                                                 2002          2001            2002
                                              -------------  -------------  ---------
Non-cash investing and financing
  activities:

  Common stock issued in exchange for
    equity securities                         $           -  $           -  $     302
                                              =============  =============  =========

  Common and treasury stock issued upon
    conversion of debentures and interest
    on debentures                             $         169  $           -  $   1,693
                                              =============  =============  =========

  Common and preferred stock issued for
    services and license and patent rights    $       3,370  $          91  $   6,004
                                              =============  =============  =========

  Common stock issued in settlement of
    lawsuit and other liabilities             $         346  $         408  $     947
                                              =============  =============  =========

  Warrants issued for services                $           -  $           -  $     162
                                              =============  =============  =========

  Conversion of note payable to shareholder
    to common stock                           $          46  $           -  $   1,549
                                              =============  =============  =========

  Conversion of dividends payable to
    common stock                              $          47  $          22  $     178
                                              =============  =============  =========

  Reduction of note payable to stockholder
    and accrued liabilities through exercise
    of stock options                          $           -  $           -  $     275
                                              =============  =============  =========

  Issuance of notes payable for insurance     $           -  $           -  $      37
                                              =============  =============  =========

  Issuance of notes payable for the purchase
    of equipment                              $           -  $           -  $     124
                                              =============  =============  =========

  Dividends declared on preferred stock       $          37  $          28  $     140
                                              =============  =============  =========

  Receipt of treasury stock for note payable
    to stockholders                           $           -  $           -  $     560
                                              =============  =============  =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     The statements contained in this Form 10-QSB that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the period ending June 30, 2002.

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2002, the Company had an accumulated deficit of $(15,199,000).

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

     At a special meeting of the Board of Directors held on September 21, 2002, the Board considered the appointments of an Audit and Compensation Committee. The Board unanimously appointed Judge Ken Reilly as Chairman of the Compensation Advisory Board and Ken Beverly as Chairman of the Audit Advisory Committee to the Board of Directors. Previously announced Beuttenmuller, Bagrier and Davidson, were made prior to the Sarbanes/Oxley Act, and were rescinded by the Board until further review by the respective Chairman. On November 18, 2002, the annual shareholders meeting took place at the Del Lago Hotel and Resort, Montgomery, Texas, with all issues placed before the shareholders approved for the coming year. In November and December 2002, the Company awarded contracts to two (2) certified good manufacturing (cGMP) contract laboratories to manufacture and validate both of the Company's pending Phase III drugs. Upon completion and validation of each of the drugs for FDA requirements, an initial new drug application (IND) will be filed with FDA for Phase III clinical trials. Both filings are expected to be completed during the first quarter of 2003.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  DECEMBER  31,  2002  AND  2001
-----------------------------------------------------------

     During the three months ended December 31, 2002, the Company had $95,000 in revenue compared with no revenue for the three months ended December 31, 2001. The revenue during the three months ended December 31, 2002 was a result of a research agreement with another company, relating to the Company's Nicotine Receptor Agonist.

     During the three months ended December 31, 2002 and 2001, administrative and operating expenses were $2,337,000 and $280,000, respectively. The increase in costs and operating expenses is primarily due to an increase in stock based compensation to third party consultants and attorneys representing the company in its lawsuits during the three months ended December 31, 2002.

     Research and development costs totaled $910,000 during the three months ended December 31, 2002, compared to $478,000 during the three months ended December 31, 2001. This increase of $432,000 was related to the increased cost of materials, labor and travel associated with the preparation for Phase III clinical studies with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense decreased from $16,000 during the three months ended December 31, 2001 to $14,000 during the three months ended December 31, 2002. This decrease is a result of a lower average debt balance and lower interest rates.

SIX  MONTH  PERIOD  ENDED  DECEMBER  31,  2002  AND  2001
---------------------------------------------------------

     During the six months ended December 31, 2002, the Company had total revenues of $199,000 compared with $247,000 of revenues for the six months ended December 31, 2001. The decrease primarily relates to less revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the six months ended December 31, 2002 and 2001, administrative and operating expenses were $2,779,000 and $664,000, respectively. The increase in costs and operating expenses is primarily due to an increase in facilities cost, personnel, including stock based compensation paid to third party consultants and attorneys, and overhead as rent and other costs increased.

     Research and development costs totaled $1,306,000 during the six months ended December 31, 2002, compared to $739,000 during the six months ended December 31, 2001. This increase of $567,000 was related to the increased cost of materials, labor and travel related to the preparation for Phase III clinical studies with Liprostin(TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense decreased from $193,000 during the six months ended December 31, 2001 to $47,000 during the six months ended December 31, 2002. This decrease is primarily a result of the cost of the beneficial conversion feature related to the convertible debentures recorded during the six months ended December 31, 2001 of $171,000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at December 31, 2002 of $(415,000), compared to a deficit of $(1,036,000) at December 31, 2001. This decrease in the working capital deficit is primarily related to the decrease in accounts payable resulting from the issuance of $346,000 of common stock for payment of accounts payable during the six months ended December 31, 2002.

     The Company requires significant additional funds to enable it to proceed with its Phase II/III Liprostin clinical trials, as well as research and development of its licensed product Nicotine Receptor Agonist and its stent coating technology.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled introduction of Liprostin(TM) and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds and ultimately achieve profit from its operation.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

LOSS  PER  SHARE
----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A, B and C convertible preferred stock are excluded from the computation as their effect would dilute the loss per share for all periods presented.


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



                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

     On September 11, 2002 the company filed a civil lawsuit styled Endovasc Ltd., Inc v. J.P. Turner & Co. LLC et al, Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulation. The company is seeking monetary damages in excess of $200,000,000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA etal v Endovasc Ltd., Inc. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock. In another related matter, a show cause complaint was filed against the Company on October 17, 2002 styled Laurus Master Fund Ltd. et al v Endovasc Ltd, Inc., Number 02- CV-8317, in the United States District Court, Southern District of New York. This suit involves the issuance of 430,476 shares of stock. This matter was settled through the issuance of the Company's common stock to retire Series A Preferred Convertible stock. In another related matter the Company has become a defendant in arbitration styled V Finance v. Endovasc Ltd., Inc. This matter relates to performance under a Funding Agreement. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying unaudited condensed financial statements.

ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

     Recent Sale of Unregistered Securities. During the six months ended December 31, 2002, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     We issued an aggregate of 2,757,893 shares of common stock for services, which we valued at prices ranging from $0.62 to $2.19 per share, with an aggregate value of $3,370,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     We issued an aggregate of 18,875 shares of common stock for cash at $0.82 and $0.95 per share, with an aggregate value of $16,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     We issued 2,079,562 shares of common stock for exercise of warrants with an average exercise price of $0.24 per share and $509,000 in the aggregate. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     We issued a total of 31,542,345 shares of common stock upon the conversion of preferred stock and dividends on preferred stock. We did not receive any proceeds from these transactions. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.


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

                               ENDOVASC  LTD.,  INC.



Date:     February  19,  2003              By:  /s/  David  P.  Summers
       --------------------------             -----------------------------
                                              David  P.  Summers
                                              Chief  Executive  Officer



Date:     February  19,  2003              By:  /s/  M.  Dwight  Cantrell
       --------------------------             ------------------------------
                                              M.  Dwight  Cantrell
                                              Chief  Financial  Officer

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002
--------------------------------------------------------------------------------

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

Date: FEBRUARY 19, 2003

/S/  DAVID P. SUMMERS
-----------------------
DAVID P. SUMMERS
CHIEF EXECUTIVE OFFICER OF
ENDOVASC LTD., INC.

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002
--------------------------------------------------------------------------------

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

Date:  FEBRUARY 19, 2003

/S/  M. DWIGHT CANTRELL
-------------------------
M. DWIGHT CANTRELL
CHIEF FINANCIAL OFFICER OF
ENDOVASC LTD., INC.

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

Date:  FEBRUARY  19,  2003               /S/  DAVID  P.  SUMMERS
                                         -----------------------------
                                         DAVID  P.  SUMMERS
                                         CHIEF  EXECUTIVE  OFFICER  OF
                                         ENDOVASC  LTD.,  INC.



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

Date:  FEBRUARY  19,  2003               /S/  M.  DWIGHT  CANTRELL
                                         -----------------------------
                                         M.  DWIGHT  CANTRELL
                                         CHIEF  FINANCIAL  OFFICER  OF
                                         ENDOVASC  LTD.,  INC.