Form 10QSB
period 2003-03-31
ENDOVASC INC
filed 2003-05-15
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003.

[ ]     Transition Report to Section 13 or 15(d) of the Securities Exchange Act
of 1934  for the Transition Period from _____________ to ___________.


                                    000-28371
                            (Commission File Numbers)


                                 ENDOVASC, INC.
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



     As of March 31, 2003, 48,796,982 shares of Common Stock, par value $.001 per share, of ENDOVASC, INC. were outstanding.

     Transitional business disclosure format

     Yes [ ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS
------       --------------------

             Balance Sheet as of March 31, 2003 (unaudited) and
               June 30, 2002                                                 F-2

             Unaudited Statement of Operations for the three months
               and nine months ended March 31, 2003 and 2002, and for
               the period from inception, June 10, 1996, to March 31,
               2003                                                          F-3

             Unaudited Statement of Stockholders' Deficit for the
               nine months ended March 31, 2003                              F-4

             Unaudited Condensed Statement of Cash Flows for the
               nine months ended March 31, 2003 and 2002, and for the
               period from inception, June 10, 1996, to March 31, 2003       F-6

             Selected Notes to Unaudited Condensed Financial Statements      F-7

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                        MARCH 31, 2003 AND JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           MARCH 31,      JUNE 30,
                                                             2003           2002
          ASSETS                                          (UNAUDITED)      (NOTE)
          ------                                         --------------  ----------
Current assets:
  Cash and cash equivalents                              $          37   $       1
  Accounts receivable                                               98         214
  Other current assets                                              83          68
                                                         --------------  ----------

    Total current assets                                           218         283

Property and equipment, net                                        139         168
Other assets, net                                                  116         128
                                                         --------------  ----------

      Total assets                                       $         473   $     579
                                                         ==============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                   $         110   $      91
  Current portion of obligations under capital leases               21          37
  Note payable to shareholder                                      257          58
  Accounts payable                                                 278         689
  Accrued liabilities                                               92         144
                                                         --------------  ----------

    Total current liabilities                                      758       1,019

Long-term debt, net of current maturities                           10          33
Long-term obligations under capital leases                           3          33
Convertible debentures                                               1         171
                                                         --------------  ----------

      Total liabilities                                            772       1,256
                                                         --------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 48,796,982 and 2,183,575 shares issued
    and 48,796,982 and 2,131,450 shares outstanding at
    March 31, 2003 and June 30, 2002, respectively                  49           2
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 330 and 7,869 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at March 31, 2003 and June 30, 2002,
    respectively, stated value $100 per share                        -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- and 2,400,855 shares of Series B
    convertible preferred stock issued and outstanding
    at March 31, 2003 and June 30, 2002, respectively                -           2
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- and 350,000 shares of Series C
    convertible preferred stock issued and outstanding
    at March 31, 2003 and June 30, 2002, respectively                -           -
  Additional paid-in capital                                    16,342      10,566
  Losses accumulated during the development stage              (16,690)    (11,230)
  Treasury stock, -0- and 52,125 shares at March 31,
    2003 and June 30, 2002                                           -         (17)
                                                         --------------  ----------

    Total stockholders' deficit                                   (299)       (677)
                                                         --------------  ----------

      Total liabilities and stockholders' deficit        $         473   $     579
                                                         ==============  ==========

     Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                     The accompanying notes are an integral
                      part of these financial statements.
                                       F-2

                                      ENDOVASC, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                             UNAUDITED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
             FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2003
                                        __________
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                              -------------------------  -------------------------   INCEPTION
                               MARCH 31,     MARCH 31,    MARCH 31,     MARCH 31,    TO MARCH
                                31, 2003     31, 2002      31, 2003     31, 2002     31, 2003
                              ------------  -----------  ------------  -----------  -----------
Income:
  Revenue                     $        94   $      161   $       293   $      407   $    1,062
  Interest income                       -            -             -            1           28
  Other income                          -            -             1            -           15
                              ------------  -----------  ------------  -----------  -----------

    Total income                       94          161           294          408        1,105
                              ------------  -----------  ------------  -----------  -----------

Costs and expenses:
  Operating, general and
    administrative expenses           549          249         3,328          913        9,243
  Research and development
    costs                           1,032          245         2,338          984        7,339
  Interest expense                      4           14            51          207          623
  Settlement with former
    employee                            -            -             -            -          408
                              ------------  -----------  ------------  -----------  -----------

    Total costs and expenses        1,585          508         5,717        2,104       17,613
                              ------------  -----------  ------------  -----------  -----------
Net loss                           (1,491)        (347)       (5,423)      (1,696)     (16,508)

Extraordinary loss on extin-
  guishment of convertible
  debentures                            -            -             -            -         (127)
                              ------------  -----------  ------------  -----------  -----------

Net loss                      $    (1,491)  $     (347)  $    (5,423)  $   (1,696)  $  (16,635)
                              ============  ===========  ============  ===========  ===========


Basic and diluted net loss
  per common share            $     (0.03)  $    (0.14)  $     (0.14)  $    (0.85)
                              ============  ===========  ============  ===========

Weighted average shares
  outstanding                  44,895,394    2,555,950    38,426,465    2,001,264
                              ============  ===========  ============  ===========

                     The accompanying notes are an integral
                      part of these financial statements.
                                      F-3

                                                         ENDOVASC, INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                      UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE NINE MONTHS ENDED MARCH 31, 2003
                                                           __________
                                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      SERIES A            SERIES B             SERIES C
                               COMMON STOCK        PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK     ADDITIONAL
                            --------------------  ----------------  ---------------------  ------------------   PAID-IN   TREASURY
                            AMOUNT     SHARES     AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL    STOCK
                            -------  -----------  -------  -------  --------  -----------  -------  ---------  ---------  -------
Balance at June 30, 2002    $     2   2,183,575   $     -   7,869   $     2    2,400,855   $     -   350,000   $ 10,566   $  (17)

Issue of common stock
  for services and fin-
  ancing costs                    5   3,530,460         -       -         -            -         -         -      4,055        -

Conversion of preferred
  stock to treasury stock         -     121,000         -       -         -      (12,100)        -         -          5       (5)

Conversion of preferred
  stock to common stock          31  31,320,592         -  (7,594)       (2)  (2,388,755)        -  (350,000)       (29)       -

Dividends declared on pre-
  ferred stock                    -           -         -       -         -            -         -         -          -        -

Issue of common stock as
  payment of dividends on
  preferred stock                 -     100,753         -       -         -            -         -         -         47        -

Conversion of convertible
  debentures to common
  stock                           -     363,900         -       -         -            -         -         -        169        -

Conversion of liabilities
  to common stock                 1     631,600         -       -         -            -         -         -        601        -

Issue of warrants for
  services                        -           -         -       -         -            -         -         -        134        -

Issue of common stock for
  exercise of warrants            2   2,179,562         -       -         -            -         -         -        558        -

Issue of common stock for
  cash                            -     284,835         -       -         -            -         -         -        266        -

Retirement of treasury
  stock                           -     (52,125)        -       -         -            -         -         -        (22)      22

Effect of a 6 to 5 forward
  stock split                     8   8,132,830         -      55         -            -         -         -         (8)       -

Net loss                          -           -         -       -         -            -         -         -          -        -
                            -------  -----------  -------  -------  --------  -----------  -------  ---------  ---------  -------

Balance at March 31, 2003,
  unaudited                 $    49  48,796,982   $     -     330   $     -            -   $     -         -   $ 16,342   $    -
                            =======  ===========  =======  =======  ========  ===========  =======  =========  =========  =======


                              LOSSE
                           ACCUMULATED
                           DURING THE
                           DEVELOPMENT
                              STAGE      TOTAL
                            ---------  ---------
Balance at June 30, 2002    $(11,230)  $   (677)

Issue of common stock
  for services and fin-
  ancing costs                     -      4,060

Conversion of preferred
  stock to treasury stock          -          -

Conversion of preferred
  stock to common stock            -          -

Dividends declared on pre-
  ferred stock                   (37)       (37)

Issue of common stock as
  payment of dividends on
  preferred stock                  -         47

Conversion of convertible
  debentures to common
  stock                            -        169

Conversion of liabilities
  to common stock                  -        602

Issue of warrants for
  services                         -        134

Issue of common stock for
  exercise of warrants             -        560

Issue of common stock for
  cash                             -        266

Retirement of treasury
  stock                            -          -

Effect of a 6 to 5 forward
  stock split                      -          -

Net loss                      (5,423)    (5,423)
                            ---------  ---------

Balance at March 31, 2003,
  unaudited                 $(16,690)  $   (299)
                            =========  =========

                     The accompanying notes are an integral
                       part of these financial statements.

                                      ENDOVASC, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                       UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002, AND
             FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2003
                                        __________
                                      (IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                   ------------------------ INCEPTION TO
                                                           MARCH 31,          MARCH 31,
                                                       2003         2002        2003
                                                   -----------  -----------  ----------
Cash flows used in operating activities:
  Net loss                                         $   (5,423)  $   (1,696)  $ (16,635)
  Adjustments to reconcile net loss to net
    cash used in operating activities                   4,447          961      10,125
                                                   -----------  -----------  ----------

        Net cash used in operating activities            (976)        (735)     (6,510)
                                                   -----------  -----------  ----------

Cash flows used in investing activities:
  Capital expenditures                                     (9)          (6)       (156)
  Proceeds received from repayment of loan to
    stockholder                                             -            -          72
                                                   -----------  -----------  ----------

        Net cash used in investing activities              (9)          (6)        (84)
                                                   -----------  -----------  ----------

Cash flows from financing activities:
  Proceeds from sale of equity securities                   -            -         337
  Proceeds from sale of common stock                      266            -         512
  Proceeds from sale of convertible debentures              -          400       1,437
  Proceeds from exercise of warrants                      560            -         595
  Net proceeds from issuance of preferred stock             -            -       2,263
  Issuance of notes payable                                50          123         279
  Repayment of notes payable                              (54)         (36)       (171)
  Payments of obligations under capital leases            (46)         (39)       (107)
  Proceeds from advances from stockholders                245          219       1,513
  Repayments of notes to stockholder                        -            -          (5)
  Purchase of treasury stock                                -           (5)        (22)
                                                   -----------  -----------  ----------

        Net cash provided by financing activities       1,021          662       6,631
                                                   -----------  -----------  ----------

Net (decrease) increase in cash and cash
  equivalents                                              36          (79)         37

Cash and cash equivalents at beginning of period            1          117           -
                                                   -----------  -----------  ----------

Cash and cash equivalents at end of period         $       37   $       38   $      37
                                                   ===========  ===========  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $       79   $       22
                                                   ===========  ===========

  Cash paid for income taxes                       $        -   $        -
                                                   ===========  ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

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


2.   ORGANIZATION
     ------------

     Endovasc, Ltd., Inc. was incorporated under the laws of the State of Nevada on June 10, 1996, reincorporated in the State of Delaware on July 9, 2002 and reincorporated back in the State of Nevada on April 1, 2003 (See Note
     6). The Company's principal business is the production of various drugs that can be administered using an advanced drug delivery system. The Company believes that its drug delivery system will ultimately be widely used by cardiologists, interventional radiologists and vascular surgeons. The Company is considered a development stage enterprise because it has not yet generated significant revenue from sale of its products and has devoted substantially all of its efforts in raising capital.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the nine months ended March 31, 2003 and 2002, the Company incurred net losses (in thousands) of $(5,423) and $(1,696), respectively, and negative cash flows from operations of $(976) and $(735), respectively. These factors along with a $(540) negative working capital position at March 31, 2003 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term, the Company received an extension of its Research Agreement whereby the Company expects to receive a sum total not to exceed $512,000 from a third-party sponsor for the purpose of agreed-upon research.


                                    Continued

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
    ------------------------------------------

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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

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

     During the nine months ended March 31, 2003, 7,594 shares of Series A preferred stock were converted to 1,737,798 shares of common stock.

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

     As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders, whereby these stockholders exchanged 24,008,545 shares of the Company's common stock for 2,400,855 shares of Series B convertible preferred stock. An additional 2,305,259 shares of the Company's common stock were exchanged for 230,526 shares of Series B convertible preferred stock during the nine month period ended March 31, 2003.

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


                                    Continued

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


5.   PREFERRED  STOCK,  CONTINUED
     ----------------------------

     During the nine months ended March 31, 2003, due to the reincorporation of the Company (See Note 6), all shares of Series B and Series C preferred stock were automatically converted back to the shares of common stock originally exchanged and such conversion had a significant dilutive effect on the owners of common stock.


6.   REINCORPORATIONS
     ----------------

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

     The effect of the 40 to 1 reverse stock split was recognized retroactively in the stockholders' equity accounts on the balance sheet at June 30, 2002, with the exception of 2,247,628 shares which were recognized during the nine month period ended March 31, 2003.


                                    Continued

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


6.   REINCORPORATIONS,  CONTINUED
     ----------------------------

     Effective March 31, 2003, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reversal of the previous reincorporation in Delaware and a new reincorporation from the State of Delaware back into the State of Nevada. This new reincorporation was accomplished by a merger of the Company into Endovasc, Inc., a new Nevada corporation. Under the terms of the merger, holders of the Company's common and preferred stock received 1.20 shares of Endovasc, Inc. common and preferred stock in exchange for one share of the Company's common and preferred stock resulting in a 6 to 5 forward stock split. The effect of the 6 to 5 forward stock split was recognized retroactively in the stockholders' equity accounts on the balance sheets at March 31, 2003 and June 30, 2002. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common and preferred stock account to the additional paid-in capital account.

     During the nine month period ended March 31, 2003 the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the nine months ended March 31, 2003.


7.   RESEARCH AGREEMENT
     ------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist for one year with the option to extend the agreement for an additional one year term. During the nine month period ended March 31, 2003, the grant was extended for another one year term. Revenue generated from this grant of $147 was recorded in the accompanying statement of operations for the nine months ended March 31, 2003.

8.   LITIGATION
     ----------

     On September 11, 2002 the Company filed a civil lawsuit styled ENDOVASC, INC. v. J.P. Turner & Co. LLC et al, Number 02-CV-7313, in the United States District Court, Southern District of New York. The complaint is for damages as a result of an alleged fraud and stock manipulation. The Company is seeking monetary damages in excess of $200,000. In a related matter, a show cause complaint was filed against the Company on September 19, 2002 styled Balmore SA et al v. ENDOVASC, INC. A hearing was held on September 26, 2002 with the Judge issuing an unfavorable ruling against the Company. The matter was settled through the issuance of 203,000 shares of the Company's common stock. In another related matter, a show cause complaint was filed against the Company on October 17, 2002 styled Laurus Master Fund Ltd. et al v. Endovasc Ltd, Inc., Number 02- CV-8317, in the United States District Court, Southern District of New York. This suit involves the issuance of 430,476 shares of stock. This matter was settled through the issuance of the Company's common stock to retire Series A Preferred Convertible stock. In another related matter the Company has become a defendant


                                    Continued

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   LITIGATION
     ----------

     in arbitration styled V Finance v. ENDOVASC, INC. This matter relates to performance under a Funding Agreement. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying unaudited condensed financial statements.


9.   JOINT VENTURE
     -------------

     In November 2002, the Company entered into an incorporated joint venture agreement with MIV Therapeutics, Inc. ("MIV"). This 50/50 joint venture, called Stentgenix, Inc., was created to primarily develop a therapeutic coating for vascular stents.

     Under the terms of the agreement the Company receives 2,500,000 shares of Class A common stock of the joint venture in consideration for contributing all of its rights, entitlement and interests in and to any and all coatings for any applications, products and medical devices utilizing the Company's Angiogenix technology. MIV receives 2,500,000 shares of Class A common stock of the joint venture for cash consideration of $2,500 payable over a three-year period, with $300 payable in the first year. If MIV fails to make the required payments, one Class A share of common stock will be returned to treasury of the joint venture for each dollar not paid.


10.   NOTE  PAYABLE-SHAREHOLDER
      -------------------------

     During the nine months ended March 31, 2003, the CEO of the Company advanced $245 to the Company in the form of a note payable to stockholder and received 25,000 shares of common stock as repayment of $46 of this note payable to stockholder. The balance of this note of $257 as of March 31, 2003 is due on demand, non-interest bearing and is not collateralized.


11.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
      -----------------------------------------------

                                                      NINE MONTHS ENDED
                                                   ---------------------- INCEPTION TO
                                                          MARCH 31,        MARCH 31,
                                                      2003        2002       2003
                                                   ----------  ----------  ---------
     Non-cash investing and financing
       activities:

       Common stock issued in exchange for equity
         securities                                $        -  $        -  $     302
                                                   ==========  ==========  =========

       Common and treasury stock issued upon
         conversion of debentures and interest
         on debentures                             $      169  $      226  $   1,693
                                                   ==========  ==========  =========

       Common and preferred stock issued for
         services and license and patent rights    $    4,060  $      166  $   6,694
                                                   ==========  ==========  =========


                                    Continued

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
           SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
      -----------------------------------------------------------

       Common stock issued in settlement of
         lawsuit and other liabilities                $   602  $   408  $ 1,203
                                                      =======  =======  =======

       Warrants issued for services                   $   134  $     -  $   296
                                                      =======  =======  =======

       Conversion of note payable to shareholder
         to common stock                              $    46  $     -  $ 1,549
                                                      =======  =======  =======

       Conversion of dividends payable to common
         stock                                        $    47  $    22  $   178
                                                      =======  =======  =======

       Reduction of note payable and accrued liabil-
         ities through exercise of stock options      $     -  $     -  $   275
                                                      =======  =======  =======

       Issuance of notes payable for insurance        $     -  $     -  $    37
                                                      =======  =======  =======

       Issuance of notes payable for the purchase
         of equipment                                 $     -  $     -  $   124
                                                      =======  =======  =======

       Dividends declared on preferred stock          $    37  $    28  $   140
                                                      =======  =======  =======

       Receipt of treasury stock for note payable
         to stockholders                              $     -  $     -  $   560
                                                      =======  =======  =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
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

OVERVIEW
--------

     The Company is in the research and development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through March 31, 2003, the Company had an accumulated deficit of $(16,690,000).

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

At a special meeting of the Board of Directors held on September 21, 2002, the Board considered the appointments of an Audit and Compensation Committee. The Board unanimously appointed Judge Ken Reilly as Chairman of the Compensation Advisory Board and Ken Beverly as Chairman of the Audit Advisory Committee to the Board of Directors. Previously announced Beuttenmuller, Bagrier and Davidson, were made prior to the Sarbanes/Oxley Act, and were rescinded by the Board until further review by the respective Chairman. On November 18, 2002, the annual shareholders meeting took place at the Del Lago Hotel and Resort, Montgomery, Texas, with all issues placed before the shareholders approved for the coming year. In November and December 2002, the Company awarded contracts to two (2) certified good manufacturing (cGMP) contract laboratories to manufacture and validate both of the Company's pending Phase III drugs. Upon completion and validation of each of the drugs for FDA requirements, an initial new drug application (IND) will be filed with the FDA for Phase III clinical trials. As of March 31, 2003, the products have been produced and are pending cGMP release in June 2003 for Phase III trials on Liprostin. Phase III trials for Angiogenix are expected to commence in the quarter ended December 31, 2003.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002
---------------------------------------------------------

     During the three months ended March 31, 2003, the Company had revenue of $94,000 compared with $161,000 of revenues for the three months ended March 31, 2002. The revenue during the three months ended March 31, 2003 was a result of revenue received for funding its research and development costs related to its Nicotine Receptor Agonist and stent coating processes.

     During the three months ended March 31, 2003 and 2002, administrative and operating expenses were $549,000 and $249,000, respectively. The increase in costs and operating expenses is primarily due to an increase in stock based compensation to third party consultants during the three months ended March 31, 2003.

     Research and development costs totaled $1,032,000 during the three months ended March 31, 2003, compared to $245,000 during the three months ended March 31, 2002. This increase of $787,000 was related to the increased cost of materials, labor and travel associated with the preparation for Phase III clinical studies with Liprostin (TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense decreased from $14,000 during the three months ended March 31, 2002 to $4,000 during the three months ended March 31, 2003. This decrease is a result of a lower average debt balance and lower interest rates.

NINE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002
--------------------------------------------------------

     During the nine months ended March 31, 2003, the Company had total revenues of $293,000 compared with $407,000 of revenues for the nine months ended March 31, 2002. The decrease relates to less revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the nine months ended March 31, 2003 and 2002, administrative and operating expenses were $3,328,000 and $913,000, respectively. The increase in costs and operating expenses is primarily due to an increase in facilities cost, personnel, including stock based compensation paid to third party consultants and attorneys, and overhead as rent and other costs increased.

     Research and development costs totaled $2,338,000 during the nine months ended March 31, 2003, compared to $984,000 during the nine months ended March 31, 2002. This increase of $1,354,000 was related to the increased cost of materials, labor and travel related to the preparation for Phase III clinical studies with Liprostin (TM) and the ongoing, in-house projects for medicinally coated vascular stents and a biodegradable resorbable stent.

     Interest expense decreased from $207,000 during the nine months ended March 31, 2002 to $51,000 during the nine months ended March 31, 2003. This decrease is primarily a result of the cost of the beneficial conversion feature related to the convertible debentures recorded during the nine months ended March 31, 2002 of $171,000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

     The Company had a working capital deficit at March 31, 2003 of $(540,000), compared to a deficit of $(736,000) at December 31, 2002. This decrease in the working capital deficit is primarily related to the decrease in accounts payable resulting from the issuance of common stock for payment of accounts payable during the nine months ended March 31, 2003.

     The Company requires significant additional funds to enable it to proceed with its two Phase III Liprostin(TM) and Phase III ANGIOGENIX(TM) clinical trials.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and ANGIOGENIX(TM) and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds and ultimately achieve profit from its operation; however, there can be no assurance that the Company will obtain profitability or that future debt or equity funding will be available or have terms acceptable to the Company. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The report of the Company's independent public accountants, which accompanied the financial statements for the year ended June 30, 2002, was qualified with respect to that risk.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

RESEARCH  AND  DEVELOPMENT
--------------------------

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

STOCK-BASED  COMPENSATION
-------------------------

     Stock-based compensation is accounted for using the intrinsic value mathod prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

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


ITEM  3.     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
-------      -----------------------------------------------------

     David P. Summers, Chief Executive Officer of the Company & M.Dwight Cantrell, Chief Financial Officer of the Company, have concluded that their disclosure controls and procedures are appropriate and effective. They have evaluated the controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

     Recent Sale of Unregistered Securities. During the nine months ended March 31, 2003, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     During the 9 month period ending March 31, 2003 we issued an aggregate of 3,530,460 shares of common stock for services, which we valued at prices ranging from $0.62 to $2.19 per share, with an aggregate value of $4,060,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the 9 month period ending March 31, 2003 we issued an aggregate of 284,835 shares of common stock for cash at prices ranging from $0.82 to $0.95 per share, with an aggregate value of $266,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the 9 month period ending March 31, 2003 we issued 2,179,562 shares of common stock for exercise of warrants with an average exercise price of $0.26 per share and $560,000 in the aggregate. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the 9 month period ending March 31, 2003 we issued a total of 31,542,345 shares of common stock upon the conversion of preferred stock and dividends on preferred stock. We did not receive any proceeds from these transactions. These transactions were exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act.


ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------        -------------------------------------

(a)  Exhibits  --  None.

(b)  Reports  on  Form  8-K.

     -    We  filed a Form 8-K on July 9, 2002, reporting Item 5 - Other Events.

     -    We  filed  a  Form 8-K on September 23, 2002, reporting Item 5 - Other
          Events.

     - We filed a Form 8-K on March 31, 2003, reporting Item 1 - Merger or Disposition of Assets

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               ENDOVASC,  INC.



Date:     May  15,  2003              By:    /s/  David  P.  Summers
       ---------------------               -----------------------------
                                              David  P.  Summers
                                              Chief  Executive  Officer




Date:     May  15,  2003              By:    /s/  M.  Dwight  Cantrell
       ---------------------               ------------------------------
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

Date:  MAY 15, 2003

/S/ DAVID P. SUMMERS
--------------------
DAVID P. SUMMERS
CHIEF EXECUTIVE OFFICER OF
ENDOVASC, INC.

CERTIFICATION  PURSUANT  TO  SECTION  302  OF  THE  SARBANES-OXLEY  ACT  OF 2002
--------------------------------------------------------------------------------

I,  M.  DWIGHT  CANTRELL,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of ENDOVASC, INC.

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

Date:  MAY  15,  2003

/S/  M.  DWIGHT  CANTRELL
-------------------------
M.  DWIGHT  CANTRELL
CHIEF  FINANCIAL  OFFICER  OF
ENDOVASC,  INC.

CERTIFICATION  OF  CHIEF EXECUTIVE OFFICER OF ENDOVASC, INC. PURSUANT TO SECTION
--------------------------------------------------------------------------------
906  OF  THE  SARBANES-OXLEY  ACT  OF  2002  AND  SECTION  1350 OF 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, DAVID P. SUMMERS, the Chief Executive Officer of ENDOVASC, INC. hereby certify that ENDOVASC, INC.'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of ENDOVASC LTD.,INC.

Date:  MAY  15,  2003                    /S/  DAVID  P.  SUMMERS
                                         -----------------------
                                         DAVID  P.  SUMMERS
                                         CHIEF  EXECUTIVE  OFFICER  OF
                                         ENDOVASC,  INC.



CERTIFICATION  OF CHIEF ACCOUNTING OFFICER OF ENDOVASC, INC. PURSUANT TO SECTION
--------------------------------------------------------------------------------
906  OF  THE  SARBANES-OXLEY  ACT  OF  2002  AND  SECTION  1350 OF 18 U.S.C. 63.
--------------------------------------------------------------------------------

I, M. DWIGHT CANTRELL, the Chief Financial Officer of ENDOVASC, INC. hereby certify that ENDOVASC, INC.'S periodic report on Form 10QSB and the financial statements contained therein fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10QSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of ENDOVASC, INC.

Date:  MAY 15, 2003                     /S/ M. DWIGHT CANTRELL
                                        ----------------------
                                         M. DWIGHT CANTRELL
                                         CHIEF FINANCIAL OFFICER OF
                                         ENDOVASC, INC.