Form 10KSB
period 2003-06-30
ENDOVASC INC
filed 2003-10-14
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended:  June 30, 2003
                       Commission File No.       000-28371

                                 ENDOVASC, INC.
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                 76-0512500
        ----------------------------------------------------------------
        (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)              Identification Number)

                550 Club Drive Suite 440, Montgomery, Texas 77316
       ----------------------------------------------------- ------------
               (Address of principal executive offices) (Zip Code)

                                 (936) 582-5920
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act : Common Stock, Par Value $0.001 Per Share

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The  Company's  revenues  for  its  most  recent  fiscal  year  were  $287.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $12,389,995 as of October 3, 2003, based on the average bid and asked price of $0.28 per share as of that date.

     There were 57,950,785 shares of Common Stock, $.001 par value, outstanding as of October 3, 2003 and there were 14,152,710 shares of Series NDC Common Stock, $.001 par value, outstanding as of October 3, 2003. Additionally, there were 330 shares of Series A Convertible Preferred Stock, $.001 par value per share, outstanding as of October 3, 2003.

                                  TABLE OF CONTENTS

PART I
  Item 1   Business                                                                2
  Item 2   Properties                                                              8
  Item 3   Legal Proceedings                                                       9
  Item 4   Submission of Matters to a Vote of Security Holders                     9

PART II
  Item 5   Market for Registrant's Common Equity and Related Stockholder Matters   9
  Item 6   Management's Discussion and Analysis of Financial Condition and        10
           Results of Operations
  Item 7   Financial Statements and Supplementary Data                            12
  Item 8   Changes in and Disagreements With Accountants in Accounting and
           Financial Disclosure                                                   12
  Item 8A  Controls and Procedures                                                12

PART III
  Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of The Exchange Act                      13
  Item 10  Executive Compensation                                                 14
  Item 11  Security Ownership of Certain Beneficial Owners and Management         15
  Item 12  Certain Relationships and Related Transactions                         16
  Item 13  Exhibit, Lists and Reports on Form 8-K                                 16

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

     On April 30, 2002 our Board of Directors authorized its Chairman, David P. Summers, to pursue a plan of reorganization that would allow the company to meet its obligations to our creditors and the Series A Convertible Preferred Shareholders. This plan involved the issuance of up to 3,000,000 shares of Series B Convertible Stock and a reverse domicile merger from Nevada to Delaware. On or about May 6, 2002 an information statement was filed with the SEC and simultaneously sent to our shareholders. On July 5, 2002 a meeting of shareholders representing 52.6% of the total outstanding voting authority approved the resolution to adopt the plan of reorganization. It was made effective July 9, 2002. This reorganization resulted in an increase in the authorized capital stock to 220,000,000 shares.

     Effective April 1, 2003, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reincorporation of the Company from the State of Delaware to the State of Nevada. This reincorporation was accomplished by a merger of the Company into a new Nevada corporation under the name Endovasc, Inc.

     On or about October 8, 1999, we received preclinical approval to file an Investigational New Drug application for Phase I and II clinical trials of our Liprostin technology. On or about February 25, 2000, we obtained the exclusive licensing rights to Nicotine Receptor Agonist technology from the University of Stanford, in exchange for stock and cash. We applied for and received a trademark for this technology under the Angiogenix. We have completed preclinical trials on the safety and efficacy of Angiogenix in conjunction with Stanford University and Columbia University. We have undertaken additional preclinical trials at George Washington University in Washington DC on or about April 23, 2003.

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

     Currently, our product development is focused on three product lines-- Liprostin, Angiogenix and Nutraceuticals. Although we hold patents and patents pending for products in the process of clinical testing, our products have not been approved for general sales. Consequently, we have not generated any revenues from the sale of these products and have historically operated with significant losses. Although our current development efforts focus on vascular (heart and lung) applications of our products, we intend to develop our technologies for use in many medical treatment applications. We believe that our unique and highly adaptable technologies will put our products at the forefront of the multi-billion dollar drug market.


     Liprostin  Technology

     Our Liprostin(TM) products provide targeted delivery of Prostaglandin E-1 to blood vessels in connection with angioplasty procedures. Angioplasty is a common medical procedure that utilizes a small balloon-like structure to expand and clear blocked cardio-pulmonary blood vessels. Prostaglandin E1, a naturally occurring hormone, is used to prevent common secondary blockages from occurring after angioplasty treatment; these blockages are known as restenosis. Restenosis following balloon angioplasty or stent placement is the most common problem occurring in the over 1,000,000 patients undergoing angioplasty procedures annually worldwide, according to the American Heart Association. According to the American Heart Association, the incidence of restenosis can be as high as 40-50%, within six months of the procedure (slightly less with stents) and only a few drugs tested have been preliminarily proven to reduce restenosis significantly in clinical trials. Similarly, Prostaglandin E1's short lifespan in the blood stream can render it ineffective in preventing restenosis. Liprostin delivery system utilizes liposomal encapsulation of Prostaglandin E1 to provide a longer and more controlled release of Prostaglandin E1 and to improve therapeutic effectiveness of the drug. Liprostin, as an adjunct therapy for the treatment of critical limb ischemic (CLI) complications is administered as an intra-arterial bolus prior to, and immediately after PTA and followed by intravenous infusion with indications of early success. We intend to develop our Liprostin product lines further to treat conditions such as restenosis, myocardial infarction, veno-occlusive disease, diabetic ischemic ulcers, CLI (limb salvage), claudicants, liver disease, arthritis, and as a topical solution for wound healing.

     We have successfully completed Phase I clinical trials of Liprostin(TM), have carried out a number of Phase II trials, and, at the previous recommendation by the FDA are preparing for Phase III clinical trials for Critical Limb Ischemia (CLI) in a large patient base including clinical sites in both the U.S. Europe, and Mexico.

     We have protected our proprietary rights to Liprostin technology through US Patent 4,820,732, US Patent 4,955,878 and Notice of Allowance to US Patent 5,980,551 received on November 9, 1999, and Trademark Application Ser. No.
75/632,736  (Liprostin)  and  various  patents  pending.


     Stent  Coating  Technology

     We are developing Prostaglandin E-1 and Nicotine coated stents for varied vascular applications. As described above, balloon catheters are utilized to physically expand and clear blocked blood vessels in vascular surgical procedures. Conversely, stents are small scaffolds used during and after vascular surgery to support vessels and deliver agents that promote healing. This technology accomplishes the opening and maintenance of a blood vessel by mechanical means (stent) while providing medicinal drug treatment from the gradual release of Prostaglandin E1, NRA or other drugs from the slowly degrading, biocompatible substrate of the intravascular stent.

     We have protected our proprietary rights to our stent coating technology through patents and patents pending.

     Angiogenix

     Our Angiogenix technology promotes new growth of blood vessels (known as angiogenesis and vasculogenesis), and has applications in the treatment of heart disease, stroke, limb circulatory disease, and wound healing. Researches at Stanford University discovered the technology during a 1999 study funded by the Tobacco-Related Diseases Research Program of the University of California, the American Heart Association, the National Institutes of Health and the Deutsche Froschungsgemeinschkaft. While studying the damaging effects of tobacco smoke, researchers discovered that smokers appeared less susceptible to deaths due to infarction as compared to non-smokers. This counterintuitive discovery suggested that low-dose (non-smoked) nicotine had extraordinary angiogenic growth factor potential. To develop technology based on this unique discovery, we obtained a worldwide exclusive right to the patent application for Nicotine Receptor Agonist in February 2000.

     Further study of our Nicotine technology revealed more conclusive results. Experiments have shown that nicotine promotes angiogenesis and vasculogenesis in areas of the body that are deprived of proper blood supply. Blockages of the arteries that feed an organ, often caused by build-up of fatty material, cholesterol and plaques in arterial walls, may deprive the tissue of proper blood supply. These blockages reduce the body's ability to supply organs and surrounding tissue with nutrients, particularly oxygen, which results in a condition called ischemia. Ischemia reduces cells' ability to function and in severe cases causes rapid cell death. The body naturally defends against ischemia by reducing the work required from the affected area and attempting to grow new blood vessels into the ischemic area. Stanford researchers found tobacco smokers had significantly more growth of new vessels around such blockages than non-smokers, apparently due to the therapeutic effects of nicotine. Upon further analysis, researchers determined that nicotine could recruit and mobilize the body's own quiescent stem cells that might provide a method of treating and preventing a range of diseases and ailments involving angiogenesis. These diseases, such as myocardial and cerebral infarction, mesenteric or limb ischemia, common wounds, vascular occlusion, and vascular stenosis, commonly called "hardening of the arteries", affect millions of persons every year in the United States alone (American Heart Association).

     We estimate that the market for treatment of these diseases is over $5 billion. For example, we estimate that a course of treatment for coronary ischemia utilizing Angiogenix(TM) drugs would cost approximately $10,000 to $15,000. This type of treatment would be significantly less expensive and intensive than current alternatives of angioplasty and or open heart surgery, providing a "biological bypass." We hope to market a commercially viable product using this Nicotine Receptor Agonist technology within three years.

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

     We received trademark protection Liprostin(TM) under Trademark Application Ser. No. 75/632,736. In May of 1999, the United States Patent and Trademark
Office notified us that our pending Patent US Ser. No. 09/309,949 would be allowed (Notice of Allowance). We also own rights to several trademarks employed in our business, including our logo, the registered domain name of www.endovasc.com, and other trade and service marks identifying our products and services.

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


Competition

     Competition  in  the  biopharmaceutical   industry  and  the  liposome  and
lipid-based product area is intense. Factors such as product performance, patient compliance, physician acceptance, ease of use, safety, pricing, marketing, distribution and adaptability of administration are crucial to capturing market position in our industry. Competition may also be based on other company's development of alternative products and approaches aimed at the treatment, diagnoses or prevention of the same diseases as our products.

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

     We face established and well-funded competition from other companies developing liposome based drug delivery systems. These liposome competitors include Eli Lilly, The Liposome Company and Schering-Plough. These companies generally use liposome for the delivery of anti-tumor drugs, while our products are primarily intended for use in vascular treatments. To our knowledge, current competition in the vascular treatment area is limited to ReoPro(R) (Eli Lilly) and Agratroban(R) (Texas Biotech) as a treatment used for angioplasty. Remodulin (United Therapeutics) and CGT003 (Corgentech) are being tested in Phase III trials for treatment of Peripheral Vascular Disease.

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


Research  and  Development

     We maintain 1,100 square feet of lab space equipped with customary wet laboratory equipment at our headquarters in Montgomery, Texas.

     Our research and development efforts are focused on our core products - Liprostin and ANGIOGENIX. We are conducting clinical trial testing of Liprostin and ANGIOGENIX to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials to test product safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels was successfully completed in January 2001. With this success, the company determined to proceed to Phase III clinical trials as had been suggested by the FDA in late 1999. An IND and protocol for a Phase III, "Randomized, multi-center study of Liposomal prostaglandin E1 (Liprostin) and ANGIOGENIX in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia" was filed with the FDA in August 2001. Concurrently the company conducted a series of Phase II trials. The IND for ANGIOGENIX is pending final animal data for a protocol change that was made due to the unavailability of a critical piece of equipment supplied by a third party. Also, the company filed an Orphan Drug application with the FDA on July 2001. Orphan Drug is a designation of the FDA to indicate a therapy developed to treat a rare disease (one which afflicts a U.S.
population of less than 200,000 people). Because there are few financial incentives for drug companies to develop therapies for diseases that afflict so few people, the U.S. government offers additional incentives to drug companies that develop these drugs, which include: 1) eligibility for an FDA grant of up to $300,000 per year for a maximum of 3 years; 2) a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year in which the clinical study(s) were conducted; and most importantly, 3) a 7 year exclusivity to market the drug as adjunct treatment for the rare disease. Our first orphan drug application for critical limb ischemia
(CLI) was denied based on greater than 200,000 patient eligibility. However, FDA granted us a second indication for peripheral occlusive artery disease
(POAD) which included severe intermittent claudication (walking pain, which doubled our potential market). We expect to enter phase III clinical trials in 2004.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin and ANGIOGENIX with other technologies. We intend to develop new uses for our core product Liprostin(TM), including applications in hip or bone prostheses, cancer treatment, inflammatory disease, liver disease, and wound healing.

     We have successfully completed preclinical trials in rabbits for Nicotine receptor agonist at Stanford University, and have completed animal studies in dogs and pigs at Columbia University to continue safety and efficacy studies of this technology. We are currently carrying out animal trials at Washington Hospital Center in Washington, DC in preparation for an amended IND to FDA for use of minimal invasive angioplasty catheters with Angiogenix for chronic myocardial ischemia and severe intermittent angina.

     We successfully completed a feasibility study of our stent-coating technology using our patented Prostaglandin E1 with a major medical device manufacturer in early 2001; and we have continued that work with other medical device companies, as well.

     In 2002 we began experimentation with Angiogenix compound for use in the Nutraceutical Field. Our finding in mice demonstrate that when fed very low doses of the Angiogenix, in drinking water, the compound which is a potent natural plant alkaloid, produced accelerated muscle mass when combined with extensive exercise during a 3 week regime, the mice fed low (10-6 mole to 10-8 mole) developed a significant muscle increase compared to the control mice.

     A scientifically controlled double blind, double placebo study in healthy weight lifters confirmed our earlier animal results and the company subsequently filed a patent application relating to this discovery. A patent license was proposed from a large international Nutraceutical supplier, Basic Research, LLC, of Salt Lake City Utah and subsequently closed on or about July 1, 2003. The company will be compensated for this license with a 10% royalty on all revenues generated by the licensed products during the first contract year. In subsequent years, the contract stipulates compensation to the Company of the greater of 10% of revenues or $2,000,000 per year. This contract includes a clause allowing termination of the contract by Basic Research, LLC, for cause including Basic Research's decision to discontinue selling the licensed product or decision not to bring the licensed product to market.

Employees

     As of June 30, 2003, we employed four employees in addition to four full-time contractors. We also employ three part-time consultants. None of our employees or independent contractors are subject to a collective bargaining agreement and we believe that our relations with our employees are good.


Item  2.  DESCRIPTION  OF  PROPERTY.

     We maintain our executive offices and research and development facilities at 550 Club Drive Suite 440, Montgomery, Texas 77316. We lease these 6,800 square foot facilities at an aggregate monthly rental rate of $11,379 per month.

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


Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

     None.


                                     PART II


Item  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the NASDAQ Over the Counter Bulletin Board under the symbol "EVSC." The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by NASDAQ and the Electronic Bulletin Board but does not include retail markups, markdowns or commissions.

            Fiscal Quarter Ending     Common Stock Price
                                      (rounded to the nearest penny)
                                          High              Low
            June 30, 2003                         .75             .32
            March 31, 2003                       1.28             .65
            December 31, 2002                    2.74             .60
            September 30, 2002                   1.80             .05
            June 30, 2002                         .11             .04
            March 31, 2002                        .22             .05
            December 31, 2001                     .24             .03
            September 30, 2001                    .06             .02
            June 30, 2001                         .18             .06


As of June 30, 2003, the Company had approximately 7,800 record and beneficial stockholders.


Dividend  Policy

     The Company has never paid cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

     On April 1, 2003 in conjunction with the company's re-domicile to the State of Nevada, a stock dividend representing 20% to the holders of record on that date was declared by the Board of Directors.

Recent  Sales  of  Unregistered  Securities

We effected the following transactions in reliance upon Regulation S, Rules Governing Offers and Sales made Outside the United States without Registration, under the Securities Act of 1933 as amended (the "Act"). Each certificate issued for unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. We believe that each person had knowledge and experience in financial and business matters, which allowed them to evaluate the merits and risk of the receipt of our securities. We believe that each person was knowledgeable about our operations and financial condition.

In June 2003, we sold a total of 529,000 shares of our common stock for $122,325 pursuant to Regulation S of the Act.


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

CRITICAL  ACCOUNTING  POLICIES

          We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the financial statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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


Concentration  of  Credit  Risk

          The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at June 30, 2003. In addition, the sponsor under the external research agreement and a licensee of the Company's technology represented 51% and 49%, respectively, of the Company's revenues for the year ended June 30, 2003.

RESULTS  OF  OPERATIONS

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through June 30, 2003, the Company had an accumulated deficit of $20,914M.

     The Company presented pre-clinical data to the U.S. Food and Drug Administration (FDA) in October 1999, in preparation of its Investigational New Drug (IND) filing for Liprostin, its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's Phase I data and responded with a waiver of Phase II clinical trials, if the Company elected to proceed directly to a Phase III trial for the product. The Company decided in March 2003 to do a limited number of human clinical studies. Based on the information obtained from these studies, the Company will move forward with Phase III as suggested by the FDA. The Company submitted on August 2, 2001 an IND submission and Phase III protocol which was subsequently approved in February 2002. In that meeting the FDA approved a second indication for peripheral obstructive artery disease, severe intermittent claudication, which is pain that occurs while walking.

     In November 2000, the Company submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In April 2001, the Company was notified of the grant approval for $512,000 with an option to extend for an additional year. The option to extend this agreement for an additional one year term was exercised. The extension increased the maximum funding to $730,000. The agreement was verbally extended subsequent to June 30, 2003 to allow the Company to receive the maximum funding allowed under the agreement. Identity of the grantor was requested to remain anonymous until such time as release of the results from the studies. The Company anticipates having publication of data released during the second quarter of the Company's fiscal year ending June 30, 2004.

          The Company submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenix. After review of the data, the FDA approved a phase III clinical trial. The Company continues to make progress on both trials.

     During the fiscal year ended June 30, 2003, the Company's net revenues decreased to $287M compared with revenues of $665M for the previous fiscal year ended June 30, 2002. The decrease in revenue is the result of fewer billings toward research grants.

     During the fiscal year ending June 30, 2003 and 2002, costs and operating expenses were $9,965M and $3,069M, respectively. The increase in costs and operating expenses for the year is primarily due to stock based compensation of $3,549M for consulting relating to the 2003 reincorporation, stock based compensation of $2,000M for legal services in 2003, and an increase in the cost of research and development, clinical trials, scientific consulting, facilities and overhead.

     Cash flows used in operating activities for the fiscal year ending June 30, 2003 increased $547M to $1,478M, compared to $931M for the previous fiscal year ending June 30, 2002, primarily due to the increase in cash needed to fund the increased costs of research and development and clinical trials.

     Interest expense decreased for the fiscal year ending June 30, 2003 by $169M. This was primarily due to a decrease in amounts due under the convertible debentures.

     Research and development expenses totaled $2,809M during the fiscal year ending June 30, 2003, an increase of $1,332M from $1,477M for the fiscal year ended June 30, 2002. These expenses were related to the increased cost of new materials and the ongoing research associated with the Company's two major drugs.


Liquidity  and  Capital  Resources

     The Company had a working capital deficit on June 30, 2003, of $541M, compared to a working capital deficit of $736M at June 30, 2002. This decrease was primarily due to an increase in cash received from financing activities not yet spent by the Company.

     The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin and Angiogenix and possibly adversely affect the Company's operations. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operations.


Off  Balance  Sheet  Arrangements

     None.



Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA IN ACCOUNTING AND FINANCIAL DISCLOSURE.

     The response to this item is set forth at the end of this report.


Item 8.     CHANGES  IN  OR  DISAGREEMENTS  WITH  ACCOUNTANTS

     None.

Item  8A.     CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2003, are as follows:

Name                Age          Position          Period Officer/Director/Key Employee
------------------  ---  ------------------------  ------------------------------------
David P. Summers     66  Chief Executive Officer   Inception (1996) to Present
                         and Chairman

Diane Dottavio       57  Director of Research and  March 2000 to Present
                         Development and Director

M. Dwight Cantrell   57  Chief Financial Officer,  January 1997 to Present
                         Treasurer and Director


     Set forth below is a brief background of the executive officers, Directors and key employees of the Company, based on information supplied by them.

     Dr. Summers (age 66) serves as our Chief Executive Officer and Chairman. Dr. Summers is a Fellow in the American College of Angiology, a Fellow in the International Society for Endovascular Surgery, and a businessman/scientist. He is a prolific inventor and has developed a number of highly sophisticated drug delivery and minimally invasive medical devices used primarily to treat cardiovascular diseases. He is the author of 50 issued patents, with numerous patents pending. Dr. Summers founded Endovasc Inc. in 1996. Prior to Endovasc, Dr. Summers founded American BioMed, Inc. (ABMI), a NASDAQ public company in 1984 and served as its President and CEO until June 1995. Previously, he served in various senior marketing and management positions with C. R. Bard, Inc. manufacturer and distributor of cardiovascular medical products), Karl Stortz Endoscopy (an endoscopic instrument company), and Pall Corporation (a manufacturer and distributor of blood filtration products for medical use). An engineer and inventor with over 30 years experience in drug delivery and medical device design and development, Dr. Summers received an M.B.A. in 1989 from Pepperdine University (Malibu, California), and a doctorate in 1992 in International Business and Economics at Kennedy-Western University (Boise, Idaho). He is a member of the New York Academy of Sciences, American Association of Internal Artificial Organs (ASIAO), American College of Physician Inventors, American Association for Advancement of Science (AAAS), Houston Inventors Association, European Vascular Society (EVS), and Senior Member of Society of Plastic Engineers.

     Diane Dottavio (age 57) serves as our Vice President of Research and Development and Director. Prior to joining us in March of 2000, Ms. Dottavio served as Senior Scientist with Leukosite, Inc., from 1994 to 1996, and as Director of Laboratory Instruction and Research at the University of Houston, from 1997 to this year. Ms. Dottavio holds a B.S. in Biology and a M.S. in Organic Chemistry from the University of New Mexico, as well as a Ph.D. in Biochemistry from the University of Texas.

     M. Dwight Cantrell (age 57) serves as our Chief Financial Officer, Treasurer and Director. He has an extensive background in the banking and venture capital markets and is a member of the Association of Biotech Financial officers. He has served as CFO since 1997.

     Our Directors are elected for a 3 year term with certain members coming up for re-election annually. Executive officers are elected by our Board of Directors annually and serve at the discretion of the Board.

     Non-employee Directors, if any, receive no salary for their services and receive no fee from the Company for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.


Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     We have determined that David Summers, Diane Dottavio and M. Dwight Cantrell are not currently in compliance with the filing requirements of Section 16(a) of the Exchange Act. These individuals intend to file the appropriate documents to become compliant as soon as is practicable.


Item  10.  EXECUTIVE  COMPENSATION.

     The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 2003, 2002 and 2001. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                        SUMMARY COMPENSATION TABLE


                                  ANNUAL COMPENSATION           LONG TERM COMPENSATION
                               -------------------------  ------------------------------------
                                                                   Awards             Payouts
                                                 Other    -------------------------  ---------
                                                 Annual   Restricted    Securities              All Other
Name and                                         Compen      Stock      Underlying     LTIP      Compens
Principle                      Salary   Bonus    sation     Awards     Options SARs   Payouts     ation
Position                 YEAR     $       $        $           $            #            $          $
-----------------------  ----  -------  ------  --------  -----------  ------------  ---------  ----------

David P. Summers,        2003   82,000     -0-    43,900          -0-           -0-        -0-         -0-
Chief Executive Officer  2002   78,712     -0-       -0-          -0-           -0-        -0-         -0-
                         2001   78,097     -0-       -0-          -0-         6,000        -0-         -0-


     Directors of the Company receive no compensation for their services as Directors.


Stock  Option  Plans

     In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The purpose of the Plan is to maintain the ability of Endovasc Inc. to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. Subject to adjustment so that the total number of shares issuable under the Plan will equal 20%
of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that may be optioned, subject to conversion or issued under the Plan is 18,750,000 which has not been adjusted for the 40 to 1 reverse split or the 5 to 6 forward split of the Company's common stock.

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

     Non-qualified stock options or warrants, restricted common stock and/or convertible preferred stock may be granted under the Plan. The terms of these issuances are determined based on the sole discretion of the Company's Compensation Committee, and the board of directors.

     In May 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock options or warrants granted under the Plan are at the discretion of the board of directors but will expire not more than ten years from the date of grant.


Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information as of October 3, 2003, with respect to the number of shares of each class of voting stock beneficially owned by (i) those persons known to the Company to be the owners of more than five percent of any such class of voting stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the listed persons has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

Name and Address of            Amount of      Percentage
Beneficial Owner (1)           Beneficial   of Beneficial
Ownership(2)(3)                Ownership      Ownership

David P. Summers                9,306,704           16.06%
Diane Dottavio                    939,144            1.62%
M. Dwight Cantrell              3,454,956(5)         5.96%

All Directors and Executive
  Officers as a Group          13,700,804           23.64%
----------------------

     (1) Except as otherwise noted, the address of the beneficial owners described in this table shall be c/o Endovasc, Inc., 550 Club Drive, Ste 440, Montgomery, Texas 77316.


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

     (3) Based upon 57,950,785 shares of common stock outstanding as of October 3, 2003, assuming no other changes in the beneficial ownership of our securities.

     (4) Dr. Summer's beneficially owned shares include approximately 291,600 shares beneficially owned by his wife, Dorothy Summers. Dr. Summers exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

     (5) Dwight Cantrell's beneficially owned shares include approximately 211,656 shares beneficially owned by his wife, Janie Cantrell. Dwight Cantrell exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.


Item  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     As of June 30, 2003, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

     During the year ended June 30, 2002, certain officers of the Company transferred 3,100,000 shares of their common stock back to the Company in the form of a note payable to stockholders to provide the Company enough common shares to meet its preferred stock conversion requirements. Subsequently and due to the decrease in the market price per share of the Company's common stock, 6,850,000 shares of common stock were issued to these stockholders as repayment of these notes payable to the stockholders. All transactions were recorded by the Company based on the fair market value of the stock, which resulted in no effect to the statement of operations.

     During the year ended June 30, 2002, the CEO of the Company advanced an additional $324,000 to the Company in the form of an additional note payable to stockholder and received 5,800,000 shares of common stock as repayment of $365,000 of this note payable to stockholder. The balance of this note of $58,000 as of June 30, 2002 is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2003, the CEO of the Company advanced an additional $793,000 to the Company in the form of an additional note payable to stockholder and received $171,000 for partial repayment of this note payable to stockholder. The balance of this note of $680,000 as of June 30, 2003 is due on demand, non-interest bearing and is not collateralized.

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


Item  13.  EXHIBITS,  LIST,  AND  REPORTS  ON  FORM  8-K.

         (a)      INDEX  TO  EXHIBITS

Exhibit No. Exhibit

       2.1* Plan and Agreement of Merger dated February 24, 2003 by and between Endovasc Ltd., Inc. and Endovasc, Inc.

       3.1*         Articles of Incorporation of Endovasc, Inc.

       3.2*         Bylaws  of  Endovasc,  Inc.

      10.4**        2003 Stock Compensation Agreement

      31.1          Certifications  of  Chief  Executive  Officer  Pursuant  to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

      31.2          Certifications  of  Chief  Financial  Officer  Pursuant  to
                    Section  302  of  the  Sarbanes-Oxley  Act  of  2002

      32.1          Certifications  of  Chief  Executive  Officer  Pursuant  to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

      32.2          Certifications  of  Chief  Financial  Officer  Pursuant  to
                    Section  906  of  the  Sarbanes-Oxley  Act  of  2002

* Previously filed with the current report on Form 8-K on March 31, 2003. ** Previously filed with the Registration Statement on May 14, 2003.

         (b)      Reports  on  Form  8-K:

     As noted in the Form 8-K filed May 13, 2003 Endovasc, Inc's (EVSC), Board of Directors received notification from MIV Therapeutics Inc. (MIV) that MIV would not be extending it's licensing agreement dated May 17, 2002 for the next year. All license fees previously due before the cancellation have been paid in full.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENDOVASC, INC.


Date:  October 14, 2003       By:/s/  David P. Summers
                                 David P. Summers, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October  14,  2003     /s/  David P. Summers
                                 David P. Summers, Chief Executive Officer and
                                   Chairman  of  the  Board


Date:  October  14,  2003     /s/  M. Dwight Cantrell
                                 M. Dwight Cantrell, Chief Financial Officer and
                                   Director


Date:  October  14,  2003     /s/  Diane  Dottavio
                                 Diane Dottavio, Vice President, Research &
                                   Development

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              AS OF AND FOR THE YEARS ENDED JUNE 30, 2003 AND 2002,
                AND FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996,
                                TO JUNE 30, 2003


                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________


                                                                 PAGE(S)
                                                                 -------
Report of Independent Accountants                                  F-2

Financial Statements:

  Balance Sheet as of June 30, 2003 and 2002                       F-3

  Statement of Operations for the years ended June 30, 2003
    and 2002, and for the period from inception, June 10,
    1996, to June 30, 2003                                         F-4

  Statement of Stockholders' Deficit for the years ended
    June 30, 2003 and 2002, and for the period from inception,
    June 10, 1996, to June 30, 2003                                F-5

  Statement of Cash Flows for the years ended June 30, 2003
    and 2002, and for the period from inception, June 10, 1996,
    to June 30, 2003                                               F-10

Notes to Financial Statements                                      F-11

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To  the  Stockholders  of
Endovasc,  Inc.


We have audited the accompanying balance sheet of Endovasc, Inc. (a corporation in the development stage) as of June 30, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Endovasc, Inc. will continue as a going concern. As shown in the financial statements and discussed in Note 16, the Company has incurred significant recurring losses from operations since inception, is in a negative working capital and stockholders' deficit position at June 30, 2003, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 16. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        /s/ Ham, Langston & Brezina, L.L.P.


Houston,  Texas
September  24,  2003

                                   ENDOVASC, INC.
                      (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   BALANCE SHEET
                               JUNE 30, 2003 AND 2002

                         (IN THOUSANDS, EXCEPT SHARE DATA)


          ASSETS                                             2003       2002
---------------------------------------------------------  ---------  ---------
Current assets:
  Cash and cash equivalents                                $    120   $      1
  Accounts receivable                                            98        214
  Other current assets                                          365         68
                                                           ---------  ---------

    Total current assets                                        583        283

Property and equipment, net                                     175        168
Other assets, net                                               112        128
                                                           ---------  ---------

      Total assets                                         $    870   $    579
                                                           =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                     $     41   $     91
  Current portion of obligations under capital leases            47         37
  Note payable to shareholder                                   680         58
  Accounts payable                                              339        689
  Accrued liabilities                                            17        144
                                                           ---------  ---------

    Total current liabilities                                 1,124      1,019

Long-term debt, net of current maturities                        29         33
Long-term obligations under capital leases                       58         33
Convertible debentures                                            1        171
                                                           ---------  ---------

      Total liabilities                                       1,212      1,256
                                                           ---------  ---------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 50,933,138 and 2,183,575 shares issued
    and 50,933,138 and 2,131,450 shares outstanding at
    June 30, 2003 and 2002, respectively                         51          2
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 330 and 7,869 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at June 30, 2003 and 2002, respectively,
    stated value $100 per share                                   -          -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- and 2,400,855 shares of Series B
    convertible preferred stock issued and outstanding
    at June 30, 2003 and 2002, respectively                       -          2
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- and 350,000 shares of Series C
    convertible preferred stock issued and outstanding
    at June 30, 2003 and 2002, respectively                       -          -
  Additional paid-in capital                                 20,521     10,566
  Losses accumulated during the development stage           (20,914)   (11,230)
  Treasury stock, -0- and 52,125 shares at June 30,
    2003 and 2002                                                 -        (17)
                                                           ---------  ---------

    Total stockholders' deficit                                (342)      (677)
                                                           ---------  ---------

      Total liabilities and stockholders' deficit          $    870   $    579
                                                           =========  =========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      ENDOVASC, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  STATEMENT OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002 AND
              FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2003
                                        __________
                             (IN THOUSANDS, EXCEPT SHARE DATA)



                                                          YEAR ENDED
                                                  -------------------------    INCEPTION
                                                    JUNE 30,     JUNE 30,     TO JUNE 30,
                                                      2003         2002           2003
                                                  ------------  -----------  -------------
Income:
  Revenue                                         $       287   $      665   $      1,056
  Interest income                                           1            1             29
  Other income                                             33            5             47
                                                  ------------  -----------  -------------

    Total income                                          321          671          1,132
                                                  ------------  -----------  -------------

Costs and expenses:
  Operating, general and administrative expenses        7,101        1,368         13,016
  Research and development costs                        2,809        1,477          7,810
  Interest expense                                         55          224            627
  Settlement with former employee                           -            -            408
                                                  ------------  -----------  -------------

    Total costs and expenses                            9,965        3,069         21,861
                                                  ------------  -----------  -------------

Net loss before extraordinary item                     (9,644)      (2,398)       (20,729)

Extraordinary loss on extinguishment of
  convertible debentures                                    -            -            127
                                                  ------------  -----------  -------------

Net loss                                          $    (9,644)  $   (2,398)  $    (20,856)
                                                  ============  ===========  =============

Net loss available to common stockholders         $    (9,684)  $   (2,501)
                                                  ============  ===========

Weighted average shares outstanding                37,774,518    2,246,522
                                                  ============  ===========

Basic and diluted net loss per common share       $     (0.26)  $    (1.11)
                                                  ============  ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                                      ENDOVASC, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                              FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2003
                                                        __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       SERIES A            SERIES B          SERIES C
                                 COMMON STOCK      PREFERRED STOCK     PREFERRED STOCK    PREFERRED STOCK     ADDITIONAL
                              ------------------  ------------------  -----------------  ------------------     PAID-IN
                              AMOUNT    SHARES      AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    CAPITAL
                              -------  ---------  ----------  ------  ----------  ------  ----------  ------  -----------
Balance at inception, June
  10, 1996                    $     -          -  $        -       -  $        -       -  $        -       -  $         -

Stock issued for equity
  securities in 1996                2  2,332,000           -       -           -       -           -       -          300

Stock issued for purchase
  of patent rights in 1996          2  2,188,000           -       -           -       -           -       -          282

Stock issued for services
  in 1997                           2  1,702,000           -       -           -       -           -       -          354

Stock issued for cash in
  1997                              1    304,571           -       -           -       -           -       -          205

Stock issued for purchase
  of patent rights in 1997          -    200,000           -       -           -       -           -       -          200

Stock issued for services
  in 1998                           -     77,380           -       -           -       -           -       -           56

Stock subject to rescission         -          -           -       -           -       -           -       -            -

Conversion of debentures to
  common stock                      1  1,208,077           -       -           -       -           -       -          444

Stock issued for services           -    362,462           -       -           -       -           -       -          285

Losses accumulated during
  the period from inception,
  June 10, 1996, to June 30,
  1999                              -          -           -       -           -       -           -       -            -
                              -------  ---------  ----------  ------  ----------  ------  ----------  ------  -----------

Balance at June 30, 1999            8  8,374,490           -       -           -       -           -       -        2,126


                                             LOSSES
                                           ACCUMULATED
                                           DURING THE
                               TREASURY    DEVELOPMENT
                                STOCK         STAGE        TOTAL
                              ----------  -------------  ---------
Balance at inception, June
  10, 1996                    $       -   $          -   $      -

Stock issued for equity
  securities in 1996                  -              -        302

Stock issued for purchase
  of patent rights in 1996            -              -        284

Stock issued for services
  in 1997                             -              -        356

Stock issued for cash in
  1997                                -              -        206

Stock issued for purchase
  of patent rights in 1997            -              -        200

Stock issued for services
  in 1998                             -              -         56

Stock subject to rescission         (17)             -        (17)

Conversion of debentures to
  common stock                        -              -        445

Stock issued for services             -              -        285

Losses accumulated during
  the period from inception,
  June 10, 1996, to June 30,
  1999                                -         (2,777)    (2,777)
                              ----------  -------------  ---------

Balance at June 30, 1999            (17)        (2,777)      (660)


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                        ENDOVASC, INC.
                                           (A CORPORATION IN THE DEVELOPMENT STAGE)
                                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                        FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2003
                                                          __________
                                               (IN THOUSANDS, EXCEPT SHARE DATA)




                                                    SERIES A           SERIES B           SERIES C
                              COMMON STOCK       PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK   ADDITIONAL
                            ------------------  -----------------  -----------------  -----------------   PAID-IN    TREASURY
                            AMOUNT    SHARES     AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT    SHARES   CAPITAL      STOCK
                            ------  ----------  ---------  ------  ---------  ------  ---------  ------  ----------  ---------
Conversion of debentures
  to common stock                3   2,569,546          -       -          -       -          -       -         841         -

Stock issued for services        2   1,869,334          -       -          -       -          -       -       1,388         -

Conversion of note payable
  to shareholder to common
  stock                          1   1,250,000          -       -          -       -          -       -         147         -

Issue of common stock in
  connection with license
  agreement                      -     190,000          -       -          -       -          -       -          63         -

Issue of common stock in
  settlement of lawsuit          1     300,000          -       -          -       -          -       -         192         -

Issuance of preferred
  stock                          -           -          -  15,000          -       -          -       -       1,040         -

Net loss                         -           -          -       -          -       -          -       -           -         -
                            ------  ----------  ---------  ------  ---------  ------  ---------  ------  ----------  ---------

Balance at June 30, 2000        15  14,553,370          -  15,000          -       -          -       -       5,797       (17)

Issue of common stock upon
  exercise of warrants           1   1,250,000          -       -          -       -          -       -          34         -

Issue of common stock upon
  exercise of options            1   1,100,000          -       -          -       -          -       -         274         -

Issue of common stock for
  services                       2   1,770,301          -       -          -       -          -       -         300         -

Issue of warrants for ser-
  vices                          -           -          -       -          -       -          -       -         162         -

Issue of preferred stock         -           -          -  15,000          -       -          -       -       1,061         -


                              LOSSES
                            ACCUMULATED
                             DURING THE
                            DEVELOPMENT

                               STAGE       TOTAL
                            ------------  --------
Conversion of debentures
  to common stock                     -       844

Stock issued for services             -     1,390

Conversion of note payable
  to shareholder to common
  stock                               -       148

Issue of common stock in
  connection with license
  agreement                           -        63

Issue of common stock in
  settlement of lawsuit               -       193

Issuance of preferred
  stock                               -     1,040

Net loss                         (2,975)   (2,975)
                            ------------  --------

Balance at June 30, 2000         (5,752)       43

Issue of common stock upon
  exercise of warrants                -        35

Issue of common stock upon
  exercise of options                 -       275

Issue of common stock for
  services                            -       302

Issue of warrants for ser-
  vices                               -       162

Issue of preferred stock              -     1,061


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                       ENDOVASC, INC.
                                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                               FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2003
                                                         __________
                                             (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         SERIES A            SERIES B            SERIES C
                                   COMMON STOCK       PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK    ADDITIONAL
                              ---------------------  ------------------  ------------------  -----------------    PAID-IN
                              AMOUNT      SHARES     AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES     CAPITAL
                              -------  ------------  -------  ---------  -------  ---------  -------  --------  -----------
Conversion of preferred
  stock to common stock           16    16,501,251         -   (14,240)        -          -        -         -         (16)

Dividends declared on pre-
  ferred stock                     -             -         -         -         -          -        -         -           -

Issue of common stock as
  payment of dividends on
  preferred stock                  1       840,383         -         -         -          -        -         -          64

Conversion of note payable
  to shareholder to common
  stock                            4     4,210,526         -         -         -          -        -         -         439

Issue of common stock for
  cash                             -        27,500         -         -         -          -        -         -           6

Net loss                           -             -         -         -         -          -        -         -           -
                              -------  ------------  -------  ---------  -------  ---------  -------  --------  -----------

Balance at June 30, 2001          40    40,253,331         -    15,760         -          -        -         -       8,121

Exchange of common and trea-
  sury stock for Series B
  preferred stock                (24)  (24,008,545)        -         -         2  2,400,855        -         -          17

Issue of Series C preferred
  stock for services               -             -         -         -         -          -        -   350,000         210

Issue of common stock for
  services and financing
  costs                           14    14,012,130         -         -         -          -        -         -         875

Issue of common stock for
  lawsuit settlement               8     8,000,000         -         -         -          -        -         -         400

Purchase of treasury stock         -             -         -         -         -          -        -         -           -

Purchase of treasury stock
  for note payable to stock-
  holders                          -             -         -         -         -          -        -         -           -



                                           LOSSES
                                         ACCUMULATED
                                          DURING THE
                              TREASURY   DEVELOPMENT

                                STOCK       STAGE      TOTAL _
                              ---------  ------------  --------
Conversion of preferred
  stock to common stock              -             -         -

Dividends declared on pre-
  ferred stock                       -          (135)     (135)

Issue of common stock as
  payment of dividends on
  preferred stock                    -             -        65

Conversion of note payable
  to shareholder to common
  stock                              -             -       443

Issue of common stock for
  cash                               -             -         6

Net loss                             -        (2,842)   (2,842)
                              ---------  ------------  --------

Balance at June 30, 2001           (17)       (8,729)     (585)

Exchange of common and trea-
  sury stock for Series B
  preferred stock                    5             -         -

Issue of Series C preferred
  stock for services                 -             -       210

Issue of common stock for
  services and financing
  costs                              -             -       889

Issue of common stock for
  lawsuit settlement                 -             -       408

Purchase of treasury stock          (5)            -        (5)

Purchase of treasury stock
  for note payable to stock-
  holders                         (560)            -      (560)


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                      ENDOVASC, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                      FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                               FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2003
                                                        __________
                                             (IN THOUSANDS, EXCEPT SHARE DATA)




                                                        SERIES A           SERIES B             SERIES C
                                 COMMON STOCK        PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK    ADDITIONAL
                             ---------------------  ------------------  ------------------  -----------------    PAID-IN
                             AMOUNT      SHARES     AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES     CAPITAL
                             -------  ------------  -------  ---------  -------  ---------  -------  --------  -----------
Issue of treasury stock for
  conversion of preferred
  stock to common stock           -             -         -      (240)        -          -        -         -        (182)

Conversion of preferred
  stock to common stock          27    26,546,674         -    (7,651)        -          -        -         -         (27)

Dividends declared on pre-
  ferred stock                    -             -         -         -         -          -        -         -           -

Issue of common stock as
  payment of dividends on
  preferred stock                 2     2,379,913         -         -         -          -        -         -          64

Conversion of debentures to
  common stock                    6     5,945,870         -         -         -          -        -         -         166

Issue of treasury stock for
  conversion of debentures
  to common stock                 -             -         -         -         -          -        -         -        (324)

Conversion of note payable
  to stockholder to common
  stock                          13    12,650,000         -         -         -          -        -         -         913

Issue of common stock as
  payment of interest on
  debentures                      -       317,433         -         -         -          -        -         -           9

Issue of common stock for
  cash                            1     1,245,800         -         -         -          -        -         -          68

Effect of the beneficial
  conversion feature of the
  convertible debentures          -             -         -         -         -          -        -         -         171

Effect of 40 to 1 reverse
  common stock split            (85)  (85,159,031)        -         -         -          -        -         -          85

Net loss                          -             -         -         -         -          -        -         -           -
                             -------  ------------  -------  ---------  -------  ---------  -------  --------  -----------

Balance at June 30, 2002          2     2,183,575         -     7,869         2  2,400,855        -   350,000      10,566

Issue of common stock for
  services and financing
  costs                           5     3,888,186         -         -         -          -        -         -       4,131



                                          LOSSES
                                        ACCUMULATED
                                         DURING THE
                             TREASURY   DEVELOPMENT
                               STOCK       STAGE       TOTAL
                             ---------  ------------  --------
Issue of treasury stock for
  conversion of preferred
  stock to common stock           182             -         -

Conversion of preferred
  stock to common stock             -             -         -

Dividends declared on pre-
  ferred stock                      -          (103)     (103)

Issue of common stock as
  payment of dividends on
  preferred stock                   -             -        66

Conversion of debentures to
  common stock                      -             -       172

Issue of treasury stock for
  conversion of debentures
  to common stock                 378             -        54

Conversion of note payable
  to stockholder to common
  stock                             -             -       926

Issue of common stock as
  payment of interest on
  debentures                        -             -         9

Issue of common stock for
  cash                              -             -        69

Effect of the beneficial
  conversion feature of the
  convertible debentures            -             -       171

Effect of 40 to 1 reverse
  common stock split                -             -         -

Net loss                            -        (2,398)   (2,398)
                             ---------  ------------  --------

Balance at June 30, 2002          (17)      (11,230)     (677)

Issue of common stock for
  services and financing
  costs                             -             -     4,136


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                         ENDOVASC, INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                         FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                                  FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2003
                                                           __________
                                                (IN THOUSANDS, EXCEPT SHARE DATA)




                                                       SERIES A              SERIES B              SERIES C
                               COMMON STOCK        PREFERRED STOCK       PREFERRED STOCK        PREFERRED STOCK      ADDITIONAL
                            -------------------  -------------------  ----------------------  -------------------     PAID-IN
                            AMOUNT     SHARES      AMOUNT    SHARES     AMOUNT      SHARES      AMOUNT    SHARES      CAPITAL
                            -------  -----------  --------  ---------  ---------  -----------  --------  ---------  ------------
Issue of common stock for
  assets                          -     185,000          -         -          -            -          -         -           197

Conversion of preferred
  stock to treasury stock         -     121,000          -         -          -      (12,100)         -         -             5

Conversion of preferred
  stock to common stock          31  31,320,592          -    (7,594)        (2)  (2,388,755)         -  (350,000)          (29)

Dividends declared on pre-
  ferred stock                    -           -          -         -          -            -          -         -             -

Issue of common stock as
  payment of dividends on
  preferred stock                 -     100,753          -         -          -            -          -         -            47

Conversion of convertible
  debentures to common
  stock                           -     363,900          -         -          -            -          -         -           170

Conversion of liabilities
  to common stock                 1     873,530          -         -          -            -          -         -           726

Issue of warrants for ser-
  vices                           -           -          -         -          -            -          -         -         3,682

Issue of common stock for
  exercise of warrants            3   2,579,562          -         -          -            -          -         -           610

Issue of common stock for
  cash                            1   1,236,335          -         -          -            -          -         -           446

Retirement of treasury
  stock                           -     (52,125)         -         -          -            -          -         -           (22)

Effect of a 6 to 5 for-
  ward stock split                8   8,132,830          -        55          -            -          -         -            (8)

Net loss                          -           -          -         -          -            -          -         -             -
                            -------  -----------  --------  ---------  ---------  -----------  --------  ---------  ------------

Balance at June 30, 2003    $    51  50,933,138   $      -       330   $      -            -   $      -         -   $    20,521
                            =======  ===========  ========  =========  =========  ===========  ========  =========  ============



                                           LOSSES
                                         ACCUMULATED
                                         DURING THE
                             TREASURY    DEVELOPMENT
                              STOCK         STAGE        TOTAL
                            ----------  -------------  ---------
Issue of common stock for
  assets                            -              -        197

Conversion of preferred
  stock to treasury stock          (5)             -          -

Conversion of preferred
  stock to common stock             -              -          -

Dividends declared on pre-
  ferred stock                      -            (40)       (40)

Issue of common stock as
  payment of dividends on
  preferred stock                   -              -         47

Conversion of convertible
  debentures to common
  stock                             -              -        170

Conversion of liabilities
  to common stock                   -              -        727

Issue of warrants for ser-
  vices                             -              -      3,682

Issue of common stock for
  exercise of warrants              -              -        613

Issue of common stock for
  cash                              -              -        447

Retirement of treasury
  stock                            22              -          -

Effect of a 6 to 5 for-
  ward stock split                  -              -          -

Net loss                            -         (9,644)    (9,644)
                            ----------  -------------  ---------

Balance at June 30, 2003    $       -   $    (20,914)  $   (342)
                            ==========  =============  =========


   The accompanying notes are an integral part of these financial statements.

                                        ENDOVASC, INC.
                           (A CORPORATION IN THE DEVELOPMENT STAGE)
                                    STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, AND
                FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2003
                                          __________
                                        (IN THOUSANDS)



                                                               YEAR ENDED
                                                         ----------------------    INCEPTION
                                                          JUNE 30,    JUNE 30,    TO JUNE 30,
                                                            2003        2002          2003
                                                         ----------  ----------  -------------
Cash flows from operating activities:
  Net loss                                               $  (9,644)  $  (2,398)  $    (20,856)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Common stock, preferred stock and warrants
      issued as compensation for services and financing
      costs                                                  7,818       1,108         11,735
    Extraordinary loss                                           -           -            127
    Write down of long-lived assets to fair value                -           -            285
    Depreciation and amortization expense                       75          67            217
    Deferred income tax expense                                  -           -              8
    Amortization of discount on convertible debentures           -         171            421
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               116        (214)           (98)
      Increase in other assets                                (100)        (21)          (235)
      Increase in accounts payable and
        accrued liabilities                                    257         356          1,384
                                                         ----------  ----------  -------------

        Net cash used in operating activities               (1,478)       (931)        (7,012)
                                                         ----------  ----------  -------------

Cash flows from investing activities:
  Capital expenditures                                         (10)         (5)          (157)
  Proceeds received from repayment of loan to
    stockholder                                                  -           -             72
                                                         ----------  ----------  -------------

        Net cash used in investing activities                  (10)         (5)           (85)
                                                         ----------  ----------  -------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                        -           -            337
  Proceeds from sale of common stock                           447          69            693
  Proceeds from exercise of warrants                           613           -            648
  Proceeds from sale of convertible debenture and
    related conversion feature                                   -         400          1,437
  Net proceeds from issuance of preferred stock                  -           -          2,263
  Issuance of long-term debt and notes payable                 287         123            516
  Repayment of long-term debt and notes payable               (341)        (53)          (458)
  Payments of obligations under capital leases                 (21)        (38)           (82)
  Proceeds from advances from stockholders                     793         324          2,061
  Repayments of notes to stockholder                          (171)          -           (176)
  Purchase of treasury stock                                     -          (5)           (22)
                                                         ----------  ----------  -------------

        Net cash provided by financing activities            1,607         820          7,217
                                                         ----------  ----------  -------------

Net increase (decrease) in cash and cash equivalents           119        (116)           120

Cash and cash equivalents at beginning of year                   1         117           -
                                                         ----------  ----------  -------------

Cash and cash equivalents at end of year                 $     120   $       1   $        120
                                                         ==========  ==========  =============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                         $      52   $      29   $        168
                                                         ==========  ==========  =============

  Cash paid for income taxes                             $       -   $       -   $       -
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

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     -----------------------------------------------------------------

     Endovasc, Inc. (the "Company") is incorporated under the laws of the State of Nevada. The Company's principal business is the production of various drugs that can be administered using an advanced drug delivery system. The Company believes that its drug delivery system will ultimately be widely used by cardiologists, interventional radiologists and vascular surgeons. The Company is considered a development stage enterprise because it has not yet generated significant revenue from sale of its products and has devoted substantially all of its efforts in raising capital.

     Effective June 27, 2003, the Company's board of directors approved the creation of a wholly-owned subsidiary named Nutraceutical Development Corporation ("NDC") to manage its Nutraceutical product line. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

     SIGNIFICANT  ESTIMATES
     ----------------------

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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

     LOSS  PER  SHARE
     ----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A, B and C convertible preferred stock are excluded from the computation (See Note 14) as their effect would dilute the loss per share for all periods presented.

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

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     ----------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The implementation of SFAS No. 141 did not impact the Company's financial position or results of operations because the Company did not complete any business combinations or record any significant intangibles during the year ended June 30, 2003 or 2002.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     ----------------------------------------------

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS 142 did not have a material impact on the Company's results of operation or financial position.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on the Company's results of operation or financial position.

     In August 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 did not have a material impact on the Company's results of operation or financial position.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145, which is to be applied to all periods presented, is effective for the Company beginning January 1, 2003. The implementation of SFAS No. 145 did not have a material impact on the Company's results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS No. 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, is effective for the Company beginning January 1, 2003 and is applied on a prospective basis.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     ----------------------------------------------

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method proforma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires similar disclosures in interim financial statements. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, but did adopt the transition and disclosure requirements of SFAS No. 148 during the year ended June 30, 2003.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have any effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted SFAS 150 on June 1, 2003 and does not expect the effect of adopting this statement to have a material impact on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact the Company's financial position or results of operations.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.     ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

     RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     ----------------------------------------------

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The implementation of FIN 46 did not have a material effect on the Company's financial position or results of operations.

     CONCENTRATION  OF  CREDIT  RISK
     -------------------------------

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at June 30, 2003. In addition, the sponsor under the external research agreement and a licensee of the Company's technology represented 51% and 49%, respectively, of the Company's revenues for the year ended June 30, 2003.


2.   LICENSE  AGREEMENTS
     -------------------

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

     The costs of obtaining the license of $163 were capitalized and included in other assets in the accompanying balance sheet. These costs are being amortized on a straight line basis over the term of the agreement. Amortization expense during each of the years ended June 30, 2003 and 2002 was $16.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



2.   LICENSE  AGREEMENTS,  CONTINUED
     -------------------------------

     In May 2002 the Company entered into a perpetual agreement with another company ("Licensee") whereby the Company granted the Licensee an exclusive world-wide license to manufacture, market and distribute various products using the Company's stent coating technology. In consideration for this license, the Company received a non-refundable initial fee of $200, of which $50 was used by the Licensee to purchase 1,000,000 shares of the Company's common stock. The Company was also to receive an additional $2,000, payable to the Company by the Licensee, at the sole and absolute discretion of the Licensee in cash or common stock of the Licensee with $1,000 due within 12 months and $1,000 due within 24 months from the execution date of the agreement with the provision that at least $300 of each $1,000 payment must be payable in cash. In addition, the Company was to receive the greater of a royalty fee of 8% of all gross product sales or an additional $2,000 payable in cash for each 10-year period the agreement remains in effect. During the year ended June 30, 2002, the Company collected $50 in cash, $50 upon the sale of 1,000,000 shares of the Company's common stock and recorded $100 in accounts receivable, which was collected during the year ended June 30, 2003. During the year ended June 30, 2003, $140 of revenue was recognized under the agreement. No additional amounts have been recognized due to the Licensee exercising its rights to cancel this agreement prior to the payment of the initial $1,000 payment on May 13, 2003.


3.   RESEARCH  AGREEMENT
     -------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist technology for one year with the option to extend the agreement for an additional one year term. The Sponsor agreed to fund $512 which was recorded as revenue in the accompanying statement of operations for the year ended June 30, 2002. The option to extend this agreement for an additional one year term was exercised. The extension increased the maximum funding to $730 and resulted in $147 of revenue for the year ended June 30, 2003. The agreement was verbally extended subsequent to June 30, 2003 to allow the Company to receive the maximum funding allowed under the agreement.


4.   OTHER  CURRENT  ASSETS
     ----------------------

     Other current assets at June 30, 2003 and 2002 consists of the following (in thousands):

                         2003   2002
                         -----  -----
       Other receivable  $  29  $   -
       Prepaid license      58     58
       Prepaid supplies    278     10
                         -----  -----

                         $ 365  $  68
                         =====  =====


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



5.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at June 30, 2003 and 2002 consists of the following (in thousands):

                                                  2003    2002
                                                 ------  ------
       Office furniture, fixtures and equipment  $ 321   $ 270

       Less accumulated depreciation              (146)   (102)
                                                 ------  ------

                                                 $ 175   $ 168
                                                 ======  ======

     Depreciation expense during the years ended June 30, 2003 and 2002 was $59 and $51, respectively. Included in property and equipment at June 30, 2003 and 2002 is equipment under capital leases of $182 and $123, respectively.


6.   CONVERTIBLE  DEBENTURES
     -----------------------

     During the year ended June 30, 2002, the Company issued $400 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2004 and are convertible, at the option of the holder, to shares of the Company's common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature is approximately 23%.

     During the year ended June 30, 2003, 363,900 shares of common stock were issued upon the conversion of $170 of the convertible debentures and 6,100 shares of common stock were issued as payment of $3 of interest owed on the convertible debentures.

     During the year ended June 30, 2002, 8,045,870 shares of common stock (including treasury stock) were issued upon the conversion of $229 of the convertible debentures and 317,433 shares of common stock were issued as payment of $9 of interest owed on the convertible debentures. Included in accrued liabilities at June 30, 2003 and 2002 is $-0- and $11, respectively, of accrued interest payable on these convertible debentures.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.   NOTES  PAYABLE
     --------------

     Notes payable at June 30, 2003 and 2002 consist of the following (in thousands):

                                                              2003    2002
                                                             ------  ------

     Notes payable to a bank, bearing interest at rates
       ranging from prime (4% at June 30, 2003) to 8%
       and due in 36 monthly installments of $2,913,
       including interest, through 2006.  Notes are
       uncollateralized but are guaranteed by two stock-
       holders of the Company.                               $  56   $  74

     Note payable to a bank, bearing interest at prime
       (4% at June 30, 2003) plus 1.5% or an annual
       rate of 6%, whichever is higher, principal and
       interest due on demand, with monthly interest
       payments due until demand is made or at maturity
       on November 7, 2003.  This note is collateral-
       ized by personal property of a stockholder of the
       Company.                                                 14      50

     Note payable to stockholder, non-interest bearing and
       due on demand.  This note is uncollateralized.          680      58
                                                             ------  ------

         Total notes payable                                   750     182

     Less current maturities                                  (721)   (149)
                                                             ------  ------

                                                             $  29   $  33
                                                             ======  ======


     Future annual maturities of notes payable at June 30, 2003 are as follows (in thousands):

     YEAR ENDED
      JUNE 30,   AMOUNT
     ----------  -------
     2004        $   721
     2005             14
     2006             15
                 -------

                 $   750
                 =======


8.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities at June 30, 2003 and 2002 consist of the following (in thousands):

                                     2003   2002
                                     -----  -----
  Accrued payroll and related taxes  $   6  $   3
  Dividends payable                      7    106
  Other accrued expenses                 4     35
                                     -----  -----

                                     $  17  $ 144
                                     =====  =====


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


9.   INCOME  TAX
     -----------

     The composition of deferred tax assets and the related tax effects at June 30, 2003 and 2002 are as follows (in thousands):

                                                            2003      2002
                                                          --------  --------
       Benefit from carryforward of net operating losses  $ 3,925   $ 2,205

       Less valuation allowance                            (3,925)   (2,205)
                                                          --------  --------

         Net deferred tax asset                           $     -   $     -
                                                          ========  ========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (in thousands):

                                         2003                   2002
                                  ---------------------  ----------------------
                                            PERCENTAGE              PERCENTAGE
                                            OF PRE-TAX              OF PRE-TAX
                                   AMOUNT      LOSS       AMOUNT       LOSS
                                  --------  -----------  --------  ------------
       Benefit for income tax at
         federal statutory rate   $ 3,279         34.0%  $   815          34.0%
       Non-deductible expenses     (1,559)       (16.2)     (276)        (11.5)
       Increase in valuation
         allowance                 (1,720)       (17.8)     (539)        (22.5)
                                  --------  -----------  --------  ------------

         Total                    $     -            -%  $     -             -%
                                  ========  ===========  ========  ============


     The non-deductible expenses relate primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

     At June 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $11,559 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2016 and 2023 and could be subject to severe limitations if significant ownership changes occur in the Company.


10.   COMMON  STOCK
      -------------

     During the year ended June 30, 2003, the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the year ended June 30, 2003.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



11.   STOCK  OPTIONS  AND  WARRANTS
      -----------------------------

     The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option or warrant granted is determined by the fair market value of the stock on the date of grant. All of the following have been adjusted for the effect of the 5 to 6 forward stock split and the 40 to 1 reverse stock split, unless otherwise noted.

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

     During the year ended June 30, 2001, the Company granted options to various consultants and employees, with a term of 3 years, to purchase 39,766 shares of the Company's common stock at a price ranging from $13.33 to $33.33 per share, which was greater than the market price of the stock at the grant date.

     During the year ended June 30, 2001, 31,250 shares of the Company's common stock were issued due to the exercise of warrants. In addition, 27,500 shares of common stock were issued due to the exercise of stock options, of which 25,000 of the shares was paid for through the reduction in the note payable to stockholder.

     In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The purpose of the Plan is to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. Subject to adjustment so that the total number of shares issuable under the Plan will equal 15% of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that may be optioned, subject to conversion or issued under the Plan is 18,750,000 which has not been adjusted for the 40 to 1 reverse split of the Company's common stock (See Note 13).


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



11.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
      -----------------------------------------

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

     During the year ended June 30, 2002, the Company issued stock warrants, which were subject to the 40 to 1 reverse stock split, to acquire 58,750 shares of the Company's common stock to various consultants for services provided to the Company. Of these warrants, 56,250 have a 6 month term and exercise prices ranging from $5.20 to $20.00 per share, which was greater than market value at the date of grant. The remaining 2,500 of warrants have a 5 year term and an exercise price of $2.40 per share, which approximated market value at the date of grant.

     During November 2002, the Company entered into an agreement with a warrant holder to exclude their warrants from the effects of the 40 to 1 reverse stock split. This resulted in a change in the number of warrants granted by
     2.2 million warrants with an exercise price of $0.13 to $0.50. This change in the terms of these warrants resulted in an additional expense to the Company of $3,549, which was recorded in operating, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2003.

     During the year ended June 30, 2003, the Company issued stock warrants to acquire 816,490 shares of the Company's common stock. Of these warrants, 316,490 (379,788 after the 6 to 5 forward stock split) of them were to individuals purchasing stock as an incentive for the purchase and have an exercise price of $1.50 per share ($1.80 after the 6 to 5 forward split) and expiration dates ranging from one to three years from the issuance date. The costs associated with these stock warrants did not effect the Company's statement of operations as the value of $61 as determined by the Black-Scholes valuation model was offset against the offering proceeds and recorded through stockholders' equity. The remaining 500,000 warrants were issued to a consultant for services provided to the Company and have an exercise price of 70% of the stock price on the date of exercise and expire two months from issuance. The cost of these warrants of $133 has been included in the accompanying statement of operations for the year ended June 30, 2003.

     During the year ended June 30, 2003, 2,579,562 shares of the Company's common stock were issued due to the exercise of warrants.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



11.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
      -----------------------------------------

     In May 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock, stock options or warrants granted under the Plan are at the discretion of the board of directors but will expire not more than ten years from the date of grant. At June 30, 2003 no shares of common stock reserved for issuance under the Plan have been granted.

     The Company has issued stock options to employees and non-employee consultants as follows:

                           NUMBER OF SHARES                                       WEIGHTED
                          -------------------                                     AVERAGE
                                      NON-              EXERCIS-     EXERCISE     EXERCISE
                          EMPLOYEE  EMPLOYEE    TOTAL     ABLE         PRICE       PRICE
                          --------  ---------  -------  ---------  -------------  ---------
     Options outstanding
       at June 30, 2001     10,516    33,000   43,516      3,750   $13.33-$33.33  $   15.46

     Options vested              -         -        -     39,766   $13.33-$33.33  $   14.00

     Options expired             -    (3,750)  (3,750)    (3,750)  $       30.00  $   30.00
                          --------  ---------  -------  ---------

     Options outstanding
       at June 30, 2002     10,516    29,250   39,766     39,766   $13.33-$33.33  $   14.00

     Options expired             -         -        -          -
                          --------  ---------  -------  ---------

     Options outstanding
       at June 30, 2003     10,516    29,250   39,766     39,766   $13.33-$33.33  $   14.00
                          ========  =========  =======  =========


     Following  is  a  summary of outstanding options at June 30, 2003 and 2002:

     NUMBER OF SHARES  VESTED  EXPIRATION DATE  EXERCISE PRICE
     ----------------  ------  ---------------  ---------------
               38,266  38,266  December, 2003   $         13.33
                1,500   1,500  December, 2003   $         33.33
     ----------------  ------

               39,766  39,766
     ================  ======


     During the year ended June 30, 2003 and 2002, the Company issued stock warrants to certain companies in payment of stock offering costs and for consulting services, some of which were subsequently exercised, as follows:


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
      -----------------------------------------

                                                                            WEIGHTED
                                                                             AVERAGE
                                   NUMBER OF    EXERCIS-       EXERCISE     EXERCISE
                                    SHARES        ABLE          PRICE         PRICE
                                  -----------  -----------  --------------  ---------

     Warrants outstanding at
       June 30, 2001                  14,575       14,575   $  4.00-$75.60  $   44.80

     Warrants issued                  58,750       58,750   $  2.40-$20.00  $    8.80
                                  -----------  -----------

     Warrants outstanding at
       June 30, 2002                  73,325       73,325   $  2.40-$75.60  $   16.00

     Effect of change in warrant
       agreement                   2,193,750    2,193,750   $   0.13-$0.50  $    0.23

     Warrants issued                 816,490      816,490    70% of market  $    0.96
                                                            price-$1.50

     Warrants exercised           (2,579,562)  (2,579,562)  $   0.13-$0.39  $    0.24

     Warrants expired               (178,763)    (178,763)  $  0.50-$75.60  $    3.99

     Effect of 6:5 stock split        65,048       65,048   $   1.25-$3.33  $    1.30
                                  -----------  -----------

     Warrants outstanding at
       June 30, 2003                 390,288      390,288   $   1.25-$3.33  $    1.30
                                  ===========  ===========


     Following  is  a  summary  of  outstanding  warrants  at  June  30,  2003:

     NUMBER OF SHARES  VESTED   EXPIRATION DATE  EXERCISE PRICE
     ----------------  -------  ---------------  ---------------
               18,000   18,000  September 2003   $          1.25
               28,236   28,236  October 2003     $          1.25
                4,800    4,800  November 2003    $          1.25
                7,500    7,500  May 2005         $          3.33
                9,600    9,600  October 2005     $          1.25
              319,152  319,152  January 2006     $          1.25
                3,000    3,000  August 2006      $          2.00
     ----------------  -------

              390,288  390,288
     ================  =======


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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



11.   STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
      -----------------------------------------

     Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 50% for 2003 and 70% for 2002; and a weighted-average expected life of the options of 6 months to 5 years.

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information is as follows (in thousands, except per share data):

                                                           2003      2002
                                                         --------  --------
     Net loss available to common stockholders           $(9,644)  $(2,398)

     Proforma net loss available to common stockholders  $(9,644)  $(2,399)

     Proforma basic and dilutive loss per share          $ (0.26)  $ (1.28)


12.   PREFERRED  STOCK
      ----------------

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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



12.   PREFERRED  STOCK,  CONTINUED
      ----------------------------

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

     The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the years ended June 30, 2003, 2002 and 2001, 7,594, 7,651 and 14,240 shares of preferred stock were converted to 1,737,798, 26,546,674 and 16,501,251 shares of common stock, respectively. In addition, in 2002, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock.

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

     As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders, whereby these stockholders exchanged 24,008,545 shares of the Company's common stock for 2,400,855 shares of Series B convertible preferred stock. An additional 2,305,259 shares of the Company's common stock were exchanged for 230,526 shares of Series B convertible preferred stock during the year ended June 30, 2003.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



12.   PREFERRED  STOCK,  CONTINUED
      ----------------------------

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

     In May 2002, 350,000 shares of the Series C convertible preferred stock were issued to two consultants for services performed for the Company. The cost associated with the issuance of these shares of $210 is included in operating, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 2002.

     During the year ended June 30, 2003, all shares of Series B and Series C preferred stock were automatically converted back to the shares of common stock originally exchanged and such conversion had a significant dilutive effect on the owners of common stock (See Note 13).


13.  REINCORPORATION
     ---------------

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

     As a result of this reincorporation, each share of Series B and Series C convertible preferred stock was automatically converted to 10 shares of the Company's new common stock (See Note 12) resulting in the issuance of 29,813,804 post-split shares of common stock in the new Delaware corporation. Accordingly, the reincorporation process resulted in a preferential stock dividend of 29,068,459 shares of common stock issued to holders of Series B and Series C convertible preferred stock in July 2002.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



13.   REINCORPORATION,  CONTINUED
      ---------------------------

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

     The effect of the 40 to 1 reverse stock split has been recognized retroactively in the stockholders' equity accounts on the balance sheet at June 30, 2002, with the exception of 2,247,628 shares which were recognized during the year ended June 30, 2003, and in all share and per share data in the accompanying financial statements and notes to the financial statements unless otherwise noted. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

     Effective March 31, 2003, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reversal of the previous reincorporation in Delaware and a new reincorporation from the State of Delaware back into the State of Nevada. This new reincorporation was accomplished by a merger of the Company into Endovasc, Inc., a new Nevada corporation. Under the terms of the merger, holders of the Company's common and preferred stock received 1.20 shares of Endovasc, Inc. common and preferred stock in exchange for one share of the Company's common and preferred stock resulting in a 6 to 5 forward stock split. The effect of the 6 to 5 forward stock split was recognized retroactively in the stockholders' equity accounts on the balance sheets at June 30, 2003 and 2002. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common and preferred stock account to the additional paid-in capital account.


14.  LOSS  PER  COMMON  SHARE
     ------------------------

     The following table sets forth the computation of basic and diluted net loss per common share:

                                                       2003      2002
                                                     --------  --------

     Basic and diluted loss per common share:
       Net loss before extraordinary item            $(9,644)  $(2,398)
       Preferred stock dividends                         (40)     (103)
                                                     --------  --------

         Net loss available for common shareholders  $(9,684)  $(2,501)
                                                     ========  ========


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



15.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     The Company is subject to certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

     The Company has entered into a five year lease agreement for office space which is accounted for as an operating lease. Lease payments of $11 are due monthly until May 2008. Rent expense for the years ended June 30, 2003 and 2002 was $50 and $39, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2006. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

                                                              OPERATING    CAPITAL
                                                                LEASE      LEASES
                                                              ----------  ---------
     2004                                                     $       91  $     67
     2005                                                            136        29
     2006                                                            137        28
     2007                                                            132         -
     2008                                                            125         -
                                                              ----------  ---------

     Total payments                                           $      621       124
                                                              ==========

     Less amount representing interest                                         (19)
                                                                          ---------

     Present value of minimum lease payments                                   105

     Less current portion                                                      (47)
                                                                          ---------

     Obligations under capital lease, net of current portion              $     58
                                                                          =========


16.  GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 2003 and 2002, the Company incurred net losses (in thousands) of $(9,644) and $(2,398), respectively, and negative cash flows from operations of $(1,478) and $(931), respectively. These factors along with a $(541) negative working capital position at June 30, 2003 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

     - In the second quarter of the year ending June 30, 2004, the Company anticipates the generation of approximately $500,000 in revenue from its Nutraceutical product.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



16.  GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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


17.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended June 30, 2003 and 2002, and for the period of inception, June 10, 1996 to June 30, 2003 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

                                                                INCEPTION
                                                  2003   2002    TO DATE
                                                  -----  -----  ----------
     Common stock issued in exchange for
       equity securities                          $   -  $   -  $      302
                                                  =====  =====  ==========

     Common and treasury stock issued upon
       conversion of debentures and interest on
       debentures                                 $ 173  $ 235  $    1,697
                                                  =====  =====  ==========

     Common and preferred stock issued for ser-
       vices and license and patent rights        $   -  $   -  $    2,634
                                                  =====  =====  ==========

     Common stock issued in settlement of
       lawsuit and related liabilities            $   -  $ 408  $      601
                                                  =====  =====  ==========

     Common stock issued for payment of accounts
       payable and accrued liabilities            $ 724  $   -  $      724
                                                  =====  =====  ==========

     Common stock issued for assets               $ 197  $   -  $      197
                                                  =====  =====  ==========

     Warrants issued for services                 $   -  $   -  $      162
                                                  =====  =====  ==========

     Conversion of note payable to shareholder
       to common stock                            $   -  $ 926  $    1,503
                                                  =====  =====  ==========

     Conversion of dividends payable to
       common stock                               $  47  $  66  $      178
                                                  =====  =====  ==========


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)



17.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------

     Reduction of note payable to stockholder
       and accrued liabilities through exercise
       of stock options                          $ -  $  -  $275
                                                 ===  ====  ====

     Issuance of notes payable for insurance     $ -  $  -  $ 37
                                                 ===  ====  ====

     Issuance of notes payable for the purchase
       of equipment                              $56  $  -  $180
                                                 ===  ====  ====

     Dividends declared on preferred stock       $40  $103  $143
                                                 ===  ====  ====

     Receipt of treasury stock for note payable
       to stockholders                           $ -  $560  $560
                                                 ===  ====  ====


18.  401(K)  PLAN
     ------------

     The Endovasc, Inc. 401(k) Plan (the "Plan"), which was implemented in June 2001, covers all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least six months of service with the Company. Pursuant to the Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provides for the Company to make discretionary contributions as authorized by the board of directors; however, no Company contributions have been made as of June 30, 2003 and 2002.


19.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the year ended June 30, 2002, certain officers of the Company transferred 3,100,000 shares of their common stock back to the Company in the form of a note payable to stockholders to provide the Company enough common shares to meet its preferred stock conversion requirements. Subsequently, and due to the decrease in the market price per share of the Company's common stock, 6,850,000 shares of common stock were issued to these stockholders as repayment of these notes payable to the stockholders. All transactions were recorded by the Company based on the fair market value of the stock, which resulted in no effect to the accompanying statement of operations.

     During the year ended June 30, 2003, the CEO of the Company advanced $793 to the Company in the form of a note payable to stockholder and received $171 for partial repayment of this note payable to stockholder.

     During the year ended June 30, 2002, the CEO of the Company advanced $324 to the Company in the form of a note payable to stockholder and received 5,800,000 shares of common stock as repayment of $365 of this note payable to stockholder. The balance of this note of $680 and $58 as of June 30, 2003 and 2002, respectively, is due on demand, non-interest bearing and is not collateralized.



                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


20.  JOINT  VENTURE
     --------------

     In November 2002, the Company entered into an incorporated joint venture agreement with MIV Therapeutics, Inc. ("MIV"). This 50/50 joint venture, called Stentgenix, Inc., was created to primarily develop a therapeutic coating for vascular stents.

     Under the terms of the agreement the Company receives 2,500,000 shares of Class A common stock of the joint venture in consideration for contributing all of its rights, entitlement and interests in and to any and all coatings for any applications, products and medical devices utilizing the Company's Angiogenix technology. MIV receives 2,500,000 shares of Class A common stock of the joint venture for cash consideration of $2,500,000 payable over a three-year period, with $300,000 payable in the first year. If MIV fails to make the required payments, one Class A share of common stock will be returned to treasury of the joint venture for each dollar not paid. As of June 30, 2003, no shares have been issued under the joint venture and there has been no activity in the joint venture.


21.  SUBSEQUENT  EVENTS
     ------------------

     Effective July 1, 2003, the Company's subsidiary, NDC, signed a product licensing agreement with another company. This company has agreed to invest up to $2.5 million to attempt to develop, commercialize and market certain neutraceutical products. If successful, this company will pay NDC a 10% royalty on all revenue generated.

     Subsequent to June 30, 2003, the Company's board of directors authorized the creation of a new class of common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. The shares, designated Series NDC common stock, were distributed to the stockholders of the Company by dividend on September 15, 2003 to the stockholders of record on August 29, 2003. The Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock.

     Effective August 12, 2003, the Company entered into a partnership agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for a 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the joint venture in the maximum principal amount of $150,000. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership.