Form 10QSB
period 2003-09-30
ENDOVASC INC
filed 2003-11-19
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  September 30, 2003.

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



                            550 Club Drive, Suite 440
                             Montgomery, Texas 77316
              (Address of principal executive offices)   (Zip Code)


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

     Yes  [X]            No  [ ]


     As of September 30, 2003, 57,389,785 shares of Common Stock, par value $.001 per share, of ENDOVASC, INC. were outstanding.

                                TABLE OF CONTENTS


PART I

ITEM 1.   FINANCIAL STATEMENTS
-------  --------------------------------------------
         Balance Sheet as of September 30, 2003 and
           June 30, 2003                               F-2

         Statement of Operations for the three months
           ended September 30, 2003 and 2002, and for
           the period from inception, June 10, 1996,
           to September 30, 2003                       F-3

         Statement of Stockholders' Deficit for the
           three months ended September 30, 2003       F-4

         Statement of Cash Flows for the three months
           ended September 30, 2003 and 2002, and for
           the period from inception, June 10, 1996,
           to September 30, 2003                       F-5

         Notes to Financial Statements                 F-6

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      SEPTEMBER 30, 2003 AND JUNE 30, 2003

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            SEPTEMBER 30,    JUNE 30,
                                                                2003           2003
          ASSETS                                             (UNAUDITED)      (NOTE)
          ------                                           ---------------  ----------
Current assets:
  Cash and cash equivalents                                $          264   $     120
  Accounts receivable                                                 147          98
  Other current assets                                                348         365
                                                           ---------------  ----------
    Total current assets                                              759         583

Property and equipment, net                                           159         175
Other assets, net                                                     108         112
                                                           ---------------  ----------
      Total assets                                         $        1,026   $     870
                                                           ===============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                     $           48   $      41
  Current portion of obligations under capital leases                  46          47
  Note payable to shareholder                                         264         680
  Accounts payable                                                    156         339
  Accrued liabilities                                                  13          17
                                                           ---------------  ----------
    Total current liabilities                                         527       1,124

Long-term debt, net of current maturities                              31          29
Long-term obligations under capital leases                             42          58
Convertible debentures                                                  1           1
                                                           ---------------  ----------
      Total liabilities                                               601       1,212
                                                           ---------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized:
    Common stock-Endovasc Series, 57,389,785 and
      50,933,138 shares issued and outstanding at
      September 30, 2003 and June 30, 2003, respectively               57          51
    Common stock-NDC Series, 14,152,710 and -0- shares
      issued and outstanding at September 30, 2003 and
      June 30, 2003, respectively                                      14           -
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 208 and 330 shares of Series A 8%
    cumulative convertible preferred stock issued and
    outstanding at September 30, 2003 and June 30, 2003,
    respectively, stated value $100 per share                           -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- shares of Series B convertible pre-
    ferred stock issued and outstanding at September 30,
    2003 and June 30, 2003                                              -           -
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- shares of Series C convertible pre-
    ferred stock issued and outstanding at September 30,
    2003 and June 30, 2003                                              -           -
  Additional paid-in capital                                       22,088      20,521
  Losses accumulated during the development stage                 (21,734)    (20,914)
                                                           ---------------  ----------
    Total stockholders' deficit                                       425        (342)
                                                           ---------------  ----------
      Total liabilities and stockholders' deficit          $        1,026   $     870
                                                           ===============  ==========


Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The  accompanying notes are an integral part of these financial statements.

                                     ENDOVASC, INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
           FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2003
                                       __________
                            (IN THOUSANDS, EXCEPT SHARE DATA)



                                                THREE MONTHS ENDED        INCEPTION TO
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                 2003          2002           2003
                                             ------------  ------------  ---------------

Income:
  Revenue                                    $        49   $       104   $        1,105
  Interest income                                      -             -               29
  Other income                                         -             1               47
                                             ------------  ------------  ---------------

    Total income                                      49           105            1,181
                                             ------------  ------------  ---------------

Costs and expenses:
  Operating, general and administrative
    expenses                                         371           442           13,387
  Research and development costs                     494           396            8,304
  Interest expense                                     3            33              630
  Settlement with former employee                      -             -              408
  Loss from investment in joint venture                1             -                1
                                             ------------  ------------  ---------------

    Total costs and expenses                         869           871           22,730
                                             ------------  ------------  ---------------

Net loss before extraordinary item                  (820)         (766)         (21,549)

Extraordinary loss on extinguishment of
  convertible debentures                               -             -              127
                                             ------------  ------------  ---------------

Net loss                                     $      (820)  $      (766)  $      (21,676)
                                             ============  ============  ===============


Basic and diluted net loss per common share  $     (0.01)  $     (0.02)
                                             ============  ============

Weighted average shares outstanding           68,894,520    39,662,098
                                             ============  ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                                          ENDOVASC, INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                            __________
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                               LOSSES
                                    COMMON STOCK          COMMON STOCK         SERIES A                      ACCUMULATED
                                   ENDOVASC SERIES         NDC SERIES       PREFERRED STOCK    ADDITIONAL    DURING THE
                                ---------------------  -------------------  ----------------    PAID-IN      DEVELOPMENT
                                 AMOUNT      SHARES    AMOUNT     SHARES    AMOUNT   SHARES     CAPITAL         STAGE       TOTAL
                                ---------  ----------  -------  ----------  -------  -------  ------------  -------------  -------
Balance at June 30, 2003        $      51  50,933,138  $     -           -  $     -     330   $    20,521   $    (20,914)  $ (342)

Issue of common stock for
  services                              1     597,451        -           -        -       -           205              -      206

Conversion of liabilities to
  common stock                          -      85,535        -           -        -       -            33              -       33

Conversion of note payable to
  stockholder to common stock           1   1,500,000        -           -        -       -           584              -      585

Issue of common stock for cash          4   4,218,143        -           -        -       -           759              -      763

Conversion of preferred stock
  to common stock                       -      55,518        -           -        -    (122)            -              -        -

4 to 1 stock dividend through
  issuance of common stock-NDC
  Series                                -           -       14  14,152,710        -       -           (14)             -        -

Net loss                                -           -        -           -        -       -             -           (820)    (820)
                                ---------  ----------  -------  ----------  -------  -------  ------------  -------------  -------

Balance at September 30, 2003   $      57  57,389,785  $    14  14,152,710  $     -     208   $    22,088   $    (21,734)  $  425
                                =========  ==========  =======  ==========  =======  =======  ============  =============  =======


   The accompanying notes are an integral part of these financial statements.

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        CONDENSED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND
      FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2003
                                   __________
                                 (IN THOUSANDS)


                                                      THREE MONTHS ENDED
                                                   ------------------------   INCEPTION TO
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      2003         2002           2003
                                                   -----------  -----------  ---------------
Cash flows used in operating activities:
  Net loss                                         $     (820)  $     (766)  $      (21,676)
  Adjustments to reconcile net loss to net
    cash used in operating activities                      40          724           13,884
                                                   -----------  -----------  ---------------

        Net cash used in operating activities            (780)         (42)          (7,792)
                                                   -----------  -----------  ---------------

Cash flows used in investing activities:
  Capital expenditures                                      -            -             (157)
  Proceeds received from repayment of loan to
    stockholder                                             -            -               72
                                                   -----------  -----------  ---------------

        Net cash used in investing activities               -            -              (85)
                                                   -----------  -----------  ---------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                   -            -              337
  Proceeds from sale of common stock                      763            6            1,456
  Proceeds from exercise of warrants                        -           39              648
  Proceeds from sale of convertible debentures              -            -            1,437
  Net proceeds from issuance of preferred stock             -            -            2,263
  Issuance of notes payable                               257           21              773
  Repayment of notes payable                             (248)         (18)            (706)
  Payments of obligations under capital leases            (17)          (8)             (99)
  Proceeds from advances from stockholders                197           20            2,258
  Repayment of notes to stockholder                       (28)           -             (204)
  Purchase of treasury stock                                -            -              (22)
                                                   -----------  -----------  ---------------

        Net cash provided by financing activities         924           60            8,141
                                                   -----------  -----------  ---------------

Net increase in cash and cash equivalents                 144           18              264

Cash and cash equivalents at beginning of period          120            1                -
                                                   -----------  -----------  ---------------

Cash and cash equivalents at end of period         $      264   $       19   $          264
                                                   ===========  ===========  ===============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $        3   $       30
                                                   ===========  ===========

  Cash paid for income taxes                       $        -   $        -
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

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Endovasc, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


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


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the three months ended September 30, 2003 and 2002, the Company incurred net losses (in thousands) of $(820) and $(766), respectively, and negative cash flows from operations of $(780) and $(42), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


4.   OTHER  CURRENT  ASSETS
     ----------------------

     Other current assets at September 30, 2003 and June 30, 2003 consists of the following (in thousands):

                                                 SEPTEMBER   JUNE 30,
                                                  30, 2003     2003
                                                 ----------  ---------
       Other receivable                          $       37  $      29
       Prepaid license                                   33         58
       Prepaid supplies                                 278        278
                                                 ----------  ---------

                                                 $      348  $     365
                                                 ==========  =========

5.   INCOME  TAXES
     -------------

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


6.   LITIGATION
     ----------

     The Company is subject to certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


7.   NOTE  PAYABLE-SHAREHOLDER
     -------------------------

     During the three months ended September 30, 2003, the CEO of the Company advanced $197 to the Company in the form of a note payable to stockholder. The Company repaid $613 of the note through a $28 cash payment and issuance of common stock with a value of $585. The balance of this note of $264 as of September 30, 2003 is due on demand, non-interest bearing and is not collateralized.


8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

                                                THREE MONTHS ENDED
                                              ----------------------   INCEPTION TO
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                 2003        2002          2003
                                              ----------  ----------  --------------
Non-cash investing and financing
  activities:

  Common stock issued in exchange for
    equity securities                         $        -  $        -  $          302
                                              ==========  ==========  ==============

  Common and treasury stock issued upon
    conversion of debentures and interest
    on debentures                             $        -  $        -  $        1,697
                                              ==========  ==========  ==============

  Common and preferred stock issued for
    services and license and patent rights    $      206  $      575  $        2,840
                                              ==========  ==========  ==============

  Common stock issued in settlement of
    lawsuit and related liabilities           $        -  $        -  $          601
                                              ==========  ==========  ==============

  Common stock issued for assets              $        -  $        -  $          197
                                              ==========  ==========  ==============

  Warrants issued for services                $        -  $        -  $          162
                                              ==========  ==========  ==============

  Conversion of note payable to shareholder
    to common stock                           $      585  $        -  $        2,088
                                              ==========  ==========  ==============

  Conversion of dividends and other payable
    to common stock                           $       33  $       24  $          178
                                              ==========  ==========  ==============

  Reduction of note payable to stockholder
    and accrued liabilities through exercise
    of stock options                          $        -  $        -  $          275
                                              ==========  ==========  ==============

  Issuance of notes payable for insurance     $        -  $        -  $           37
                                              ==========  ==========  ==============


                                    Continued

                                       ENDOVASC, INC.
                             (A DEVELOPMENT STAGE CORPORATION)
                 SELECTED NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                         __________
                             (IN THOUSANDS, EXCEPT SHARE DATA)


8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------


                                                    THREE MONTHS ENDED
                                              ------------------------------   INCEPTION TO
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  2003             2002            2003
                                              --------------  --------------  -------------
  Issuance of notes payable for the purchase
    of equipment                              $            -  $            -  $         180
                                              ==============  ==============  =============

  Dividends declared on preferred stock       $            -  $           14  $         143
                                              ==============  ==============  =============

  Receipt of treasury stock for note payable
    to stockholders                           $            -  $            -  $         560
                                              ==============  ==============  =============


9.   NDC  SUBSIDIARY
     ---------------

     Effective July 1, 2003, the Company's subsidiary, NDC, signed a product licensing agreement with another company. This company has agreed to invest up to $2.5 million to attempt to develop, commercialize and market certain neutraceutical products. If successful, this company will pay NDC a 10% royalty on all revenue generated.

     During the three months ended September 30, 2003, the Company's board of directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the three months ended September 30, 2003, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of September 30, 2003, 14,152,710 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the three months ended September 30, 2003 is $5 of expenses of NDC.


10.  JOINT  VENTURE  AGREEMENT
     -------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for a 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the joint venture in the maximum principal amount of $150,000. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. Included in the net loss for the three months ended September 30, 2003 is $1 from loss from investment in the Partnership, which reduced the Company's investment in the Partnership to zero.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     The statements contained in this Form 10-QSB that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the year ended June 30, 2003.

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

CONCENTRATION  OF  CREDIT  RISK

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at September 30, 2003 and June 30, 2003. In addition, the sponsor under the external research agreement represented 100% of the Company's revenues for the quarter ended September 30, 2003.

RESULTS  OF  OPERATIONS

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through September 30, 2003 the Company had an accumulated deficit of $21,734M.

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

     Based on the information obtained from these studies, the Company will move forward with Phase III as suggested by the FDA. The Company submitted on August 2, 2001 an IND submission and Phase III protocol which was subsequently approved in February 2002. In that meeting the FDA approved a second indication for peripheral obstructive artery disease, severe intermittent claudication, which is pain that occurs while walking. The company commenced a pilot trial at Memorial Hermann Hospital in the third quarter of fiscal year ended June 30, 2003 to test the safety and efficacy of Liprostin as an adjunct therapy for PTA and stenting.

     In November 2000, the Company submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In April 2001, the Company was notified of the grant approval for $512,000 with an option to extend for an additional year. The option to extend this agreement for an additional one year term was exercised. The extension increased the maximum funding to $730,000. The agreement was verbally extended subsequent to June 30, 2003 to allow the Company to receive the maximum funding allowed under the agreement. The Company presented accumulated data on safety and efficacy at the American College of Angioplasty annual meeting in October 2002 and the grants of the research was identified as Philip Morris, USA, External Research Group. During the fourth quarter of the fiscal year ended June 30, 2003 and continuing the company instituted a second procine trial at Washington Hospital Center, Washington DC to test a less invasive method of administering Angiogenix. Progress continues on this project projected to complete during the second quarter of fiscal year ending June 30, 2004.

     The Company developed a Nutraceutical preparation for use in muscle building and increase in strength and endurance. The product is owned by the Company's wholly owned subsidiary, Nutraceutical Development Corporation, who negotiated a license agreement with Basic Research, L.L.C. of Salt Lake City, UT. Basic Research has begun the development of a mass market and expects to begin sales in January 2004 of which NDC will receive royalties.

     The Company submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenix. After review of the data, the FDA approved a phase III clinical trial. The Company continues to make progress on both trials.

     In August 2003, the company signed a Joint Venture agreement forming a partnership with TissueGen, Inc. to create Endovasc-TissueGen Research Sponsors, LLC. The purpose of this partnership is to develop a totally bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

     The terms of the agreement call for Endovasc to co-license its patented, time-released prostaglandin E-1 (PGE-1) drug to the newly formed Joint Venture. In addition, Endovasc will purchase a $150,000 convertible promissory note from the Joint Venture. The majority of these proceeds will be used to fund the development of a prototype stent. The parties contemplate that the Joint Venture will seek to raise up to an additional $2.5 million from third party investors in exchange for membership interests in the Joint Venture. This money will be used to conduct clinical trials and bring the product to market.

     During the quarter ended September 30, 2003, the Company's net revenues decreased to $49M compared with revenues of $104M for the quarter ended September 30, 2002. The decrease in revenue is the result of fewer billings toward research grants.

     During the quarter ending September 30, 2003, operating, general and administrative expenses were $371M compared to $442 for the quarter ending

September 30, 2002. The decrease is primarily due to a decrease in stock based compensation to third party consultants.

     Cash flows used in operating activities for the quarter ending September 30, 2003 increased $738M to $780M, compared to $42M for the quarter ended September 30, 2002, primarily due to the increase in cash used to pay accounts payable vendors and a decrease in the issuance of common stock for services during the quarter ended September 30, 2003, as compared to the corresponding period in 2002.

     Interest expense decreased $30M from $33M for the quarter ended September 30, 2002 to $3M for the quarter ended September 30, 2003. This was primarily due to a decrease in amounts due under convertible debentures.

     Research and development expenses totaled $494M during the quarter ending September 30, 2003, an increase of $98M from $396M for the quarter ended
September  30,  2002.   These expenses were related to the increased cost of new
materials and the ongoing research associated with the Company's two major drugs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had positive working capital of $232M on September 30, 2003 compared to a working capital deficit of $541M at June 30, 2003. This increase was primarily due to an increase in cash received from financing activities not yet spent by the Company and a decrease in the note payable to shareholder through issuance of common stock.

     The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin and Angiogenix and possibly adversely affect the Company's operations. These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2003, was qualified with respect to that risk. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operations.

OFF BALANCE SHEET ARRANGEMENTS

     None.


ITEM 3.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------      ------------------------------------------------

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

ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

     Recent Sale of Unregistered Securities. During the three months ended September 30, 2003, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     During the three month period ending September 30, 2003 we issued an aggregate of 597,451 shares of common stock for services, which we valued at prices ranging from $0.31 to $0.51 per share, with an aggregate value of $206M. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the three month period ending September 30, 2003 we issued an aggregate of 15,000 shares of common stock for cash at a price of $0.33 per share, with an aggregate value of $5M. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the three month period ending September 30, 2003 we issued 1,585,535 shares of common stock for payment of liabilities at prices ranging from $0.35 to $0.39 per share and $618M in the aggregate. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     During the three month period ending September 30, 2003 we issued a total of 55,518 shares of common stock upon the conversion of preferred stock. We did not receive any proceeds from these transactions. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)        Exhibits.

           31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)       Reports on Form 8-K.

          - We filed a Form 8-K on July 16, 2003, reporting Item 5 - Other Events with the related exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               ENDOVASC,  INC.




Date:  November 19, 2003                  By:  /s/ David P. Summers
       --------------------------              -----------------------------
                                               David P. Summers
                                               Chief Executive Officer




Date:  November 19, 2003                  By:  /s/ M. Dwight Cantrell
       --------------------------              ------------------------------
                                               M. Dwight Cantrell
                                               Chief Financial Officer