Form 10QSB
period 2003-12-31
ENDOVASC INC
filed 2004-02-17
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended December 31, 2003.

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


                                 (281) 404-2222
              (Registrant's Telephone Number, Including Area Code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]            No  [ ]


     As of February 13, 2004, 66,547,102 shares of Common Stock, par value $.001 per share, of Endovasc, Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL  STATEMENTS
------    ---------------------

          Balance Sheet as of December 31, 2003 and June 30, 2003             3

          Statement of Operations for the three months and six
            months ended December 31, 2003 and 2002, and for the
            period from inception, June 10, 1996, to December 31,
            2003                                                              4

          Statement of Stockholders' Deficit for the six months
            ended December 31, 2003                                           5

          Statement of Cash Flows for the six months ended
            December 31, 2003 and 2002, and for the period from
            inception, June 10, 1996, to December 31, 2003                    6

          Notes to Financial Statements                                       7

                                 ENDOVASC, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  BALANCE SHEET

                      DECEMBER 31, 2003 AND JUNE 30, 2003
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             DECEMBER     JUNE 30,
                                                              31, 2003      2003
     ASSETS                                                 (UNAUDITED)    (NOTE)
     ------                                                  ---------  ------------
Current assets:
  Cash and cash equivalents                                  $    154   $       120
  Accounts receivable                                              49            98
  Other current assets                                            321           365
                                                             ---------  ------------

    Total current assets                                          524           583

Property and equipment, net                                       144           175
Other assets, net                                                 108           112
                                                             ---------  ------------

      Total assets                                           $    776   $       870
                                                             =========  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                       $     20   $        41
  Current portion of obligations under capital leases              39            47
  Note payable to shareholder                                     251           680
  Accounts payable                                                171           339
  Accrued liabilities                                              83            17
                                                             ---------  ------------

    Total current liabilities                                     564         1,124

Long-term debt, net of current maturities                          28            29
Long-term obligations under capital leases                         34            58
Convertible debentures                                              1             1
                                                             ---------  ------------

      Total liabilities                                           627         1,212
                                                             ---------  ------------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized:
    Common stock-Endovasc Series, 61,973,617 and
      50,933,138 shares issued and outstanding at
      December 31, 2003 and June 30, 2003, respectively            62            51
    Common stock-NDC Series, 14,152,710 and -0- shares
      issued and outstanding at December 31, 2003 and
      June 30, 2003, respectively                                  14             -
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 208 shares of Series A 8% cumulative
    convertible preferred stock issued and outstanding
    at December 31, 2003 and June 30, 2003, stated value
    $100 per share                                                  -             -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- shares of Series B convertible pre-
    ferred stock issued and outstanding at December 31,
    2003 and June 30, 2003                                          -             -
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- shares of Series C convertible
    preferred stock issued and outstanding at December 31,
    2003 and June 30, 2003                                          -             -
  Additional paid-in capital                                   22,891        20,521
  Losses accumulated during the development stage             (22,818)      (20,914)
                                                             ---------  ------------

    Total stockholders' equity (deficit)                          149          (342)
                                                             ---------  ------------

      Total liabilities and stockholders' equity (deficit)   $    776   $       870
                                                             =========  ============

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

                                              ENDOVASC, INC.

                                 (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         STATEMENT OF OPERATIONS

                 FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002 AND

                    FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2003
                                                __________

                                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                              --------------------------  --------------------------    INCEPTION
                                DECEMBER      DECEMBER      DECEMBER      DECEMBER     TO DECEMBER
                                31, 2003      31, 2002      31, 2003      31, 2002      31, 2003
                              ------------  ------------  ------------  ------------  -------------

Income:
  Revenue                     $         -   $        95   $        49   $       199   $      1,105
  Interest income                       1             -             1             -             30
  Other income                          -             -             -             1             47
                              ------------  ------------  ------------  ------------  -------------

    Total income                        1            95            50           200          1,182
                              ------------  ------------  ------------  ------------  -------------

Costs and expenses:
  Operating, general and
    administrative expenses           668         2,337         1,039         2,779         14,055
  Research and development
    costs                             375           910           869         1,306          8,679
  Interest expense                      8            14            11            47            638
  Settlement with former
    employee                            -             -             -             -            408
  Loss from investment in
    joint venture                      34             -            35             -             35
                              ------------  ------------  ------------  ------------  -------------

    Total costs and expenses        1,085         3,261         1,954         4,132         23,815
                              ------------  ------------  ------------  ------------  -------------

Net loss                           (1,084)       (3,166)       (1,904)       (3,932)       (22,633)

Extraordinary loss on extin-
  guishment of convertible
  debentures                            -             -             -             -            127
                              ------------  ------------  ------------  ------------  -------------

Net loss                      $    (1,084)  $    (3,166)  $    (1,904)  $    (3,932)  $    (22,760)
                              ============  ============  ============  ============  =============


Weighted average shares
  outstanding                  74,751,896    50,306,167    71,828,760    45,773,684
                              ============  ============  ============  ============


Basic and diluted net loss
  per common share            $     (0.01)  $     (0.06)  $     (0.03)  $     (0.09)
                              ============  ============  ============  ============




                                    The accompanying notes are an integral
                                     part of these financial statements.

                                                     ENDOVASC, INC.
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
                                                       __________

                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              LOSSES
                                         COMMON STOCK         COMMON STOCK          SERIES A                ACCUMULATED
                                        ENDOVASC SERIES        NDC SERIES       PREFERRED STOCK  ADDITIONAL  DURING THE
                                      -------------------  -------------------  ----------------   PAID-IN  DEVELOPMENT
                                      AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT   SHARES    CAPITAL     STAGE      TOTAL
                                      -------  ----------  -------  ----------  -------  -------  ---------  ---------  ---------

Balance at June 30, 2003              $    51  50,933,138  $     -           -  $     -     330   $ 20,521   $(20,914)  $   (342)

Issuance of common stock for
  services                                  2   1,813,463        -           -        -       -        552          -        554

Conversion of liabilities to common
  stock                                     -     101,461        -           -        -       -         37          -         37

Conversion of note payable to stock-
  holder to common stock                    1   1,500,000        -           -        -       -        584          -        585

Issue of common stock for cash              8   7,555,737        -           -        -       -      1,207          -      1,215

Conversion of preferred stock to
  common stock                              -      55,518        -           -        -    (122)         -          -          -

4 to 1 stock dividend through is-
  suance of common stock-NDC Series         -           -       14  14,152,710        -       -        (14)         -          -

Issuance of common stock for
  employee compensation                     -      14,300        -           -        -       -          4          -          4

Net loss                                    -           -        -           -        -       -          -     (1,904)    (1,904)
                                      -------  ----------  -------  ----------  -------  -------  ---------  ---------  ---------

Balance at December 31, 2003          $    62  61,973,617  $    14  14,152,710  $     -     208   $ 22,891   $(22,818)  $    149
                                      =======  ==========  =======  ==========  =======  =======  =========  =========  =========



                            The accompanying notes are an integral part of these financial statements.

                                         ENDOVASC, INC.

                            (A CORPORATION IN THE DEVELOPMENT STAGE)

                                CONDENSED STATEMENT OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND

               FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO DECEMBER 31, 2003

                                           __________

                                         (IN THOUSANDS)


                                                         SIX MONTHS ENDED
                                                   -----------------------------  INCEPTION TO
                                                            DECEMBER 31,          DECEMBER 31,
                                                        2003            2002         2003
                                                   --------------  --------------  ----------
Cash flows used in operating activities:
  Net loss                                         $      (1,904)  $      (3,932)  $ (22,760)
  Adjustments to reconcile net loss to net
    cash used in operating activities                        621           3,534      14,465
                                                   --------------  --------------  ----------

        Net cash used in operating activities             (1,283)           (398)     (8,295)
                                                   --------------  --------------  ----------

Cash flows used in investing activities:
  Capital expenditures                                         -               -        (157)
  Proceeds received from repayment of loan to
    stockholder                                                -               -          72
                                                   --------------  --------------  ----------

        Net cash used in investing activities                  -               -         (85)
                                                   --------------  --------------  ----------

Cash flows from financing activities:
  Proceeds from sale of equity securities                      -               -         337
  Proceeds from sale of common stock                       1,215              16       1,908
  Proceeds from sale of convertible debentures                 -               -       1,437
  Proceeds from exercise of warrants                           -             509         648
  Net proceeds from issuance of preferred stock                -               -       2,263
  Issuance of notes payable                                  377              21         893
  Repayment of notes payable                                (399)            (62)       (857)
  Payments of obligations under capital leases               (32)            (18)       (114)
  Proceeds from advances from stockholders                   205             145       2,266
  Repayments of notes to stockholder                         (49)              -        (225)
  Purchase of treasury stock                                   -               -         (22)
                                                   --------------  --------------  ----------

        Net cash provided by financing activities          1,317             611       8,534
                                                   --------------  --------------  ----------

Net increase in cash and cash equivalents                     34             213         154

Cash and cash equivalents at beginning of period             120               1           -
                                                   --------------  --------------  ----------

Cash and cash equivalents at end of period         $         154   $         214   $     154
                                                   ==============  ==============  ==========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $          11   $          75   $     179
                                                   ==============  ==============  ==========

  Cash paid for income taxes                       $           -   $           -   $       -
                                                   ==============  ==============  ==========



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


3.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the six months ended December 31, 2003 and 2002, the Company incurred net losses of $(1,904) and $(3,932), respectively, and negative cash flows from operations of $(1,283) and $(398), respectively. These factors along with a $(40) negative working capital position at December 31, 2003 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

                                 ENDOVASC, INC.

                        (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.   GOING CONCERN CONSIDERATIONS, CONTINUED
     ---------------------------------------

     - The Company anticipates the generation of approximately $500 in revenue from its Nutraceutical product in the third and fourth quarters of the year ending June 30, 2004.

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


4.   OTHER CURRENT ASSETS
     --------------------

     Other current assets at December 31, 2003 and June 30, 2003 consists of the following (in thousands):

                                                       DECEMBER   JUNE 30,
                                                       31, 2003     2003
                                                       ---------  ---------

       Other receivable                                $      14  $      29
       Prepaid license                                        29         58
       Prepaid supplies                                      278        278
                                                       ---------  ---------

                                                       $     321  $     365
                                                       =========  =========


5.   INCOME TAXES
     ------------

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

                                 ENDOVASC, INC.

                        (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.   NOTE PAYABLE-SHAREHOLDER
     ------------------------

     During the six months ended December 31, 2003, the former Chief Executive Officer of the Company advanced $205 to the Company in the form of a note payable to stockholder. The Company repaid $634 of the note through a $49 cash payment and issuance of common stock with a value of $585. The balance of this note of $251 as of December 31, 2003 is due on demand, non-interest bearing and is not collateralized.


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

                                                        SIX MONTHS ENDED
                                                   ---------------------------- INCEPTION TO
                                                           DECEMBER 31,         DECEMBER 31,
                                                       2003           2002         2003
                                                   -------------  -------------  ---------

     Non-cash investing and financing
       activities:

       Common stock issued in exchange for
         equity securities                         $           -  $           -  $     302
                                                   =============  =============  =========

       Common and treasury stock issued upon
         conversion of debentures and interest
         on debentures                             $           -  $         169  $   1,697
                                                   =============  =============  =========

       Common and preferred stock issued for
         services and license and patent rights    $         558  $       3,370  $   3,192
                                                   =============  =============  =========

       Common stock issued in settlement of
         lawsuit and other liabilities             $           -  $         346  $     601
                                                   =============  =============  =========

       Common stock issued for assets              $           -  $           -  $     197
                                                   =============  =============  =========

       Warrants issued for services                $           -  $           -  $     162
                                                   =============  =============  =========

       Conversion of note payable to shareholder
         to common stock                           $         585  $          46  $   2,088
                                                   =============  =============  =========

       Conversion of dividends and other payable
         to common stock                           $          37  $          47  $     215
                                                   =============  =============  =========

       Reduction of note payable to stockholder
         and accrued liabilities through exercise
         of stock options                          $           -  $           -  $     275
                                                   =============  =============  =========

       Issuance of notes payable for insurance     $           -  $           -  $      37
                                                   =============  =============  =========

       Issuance of notes payable for the purchase
         of equipment                              $           -  $           -  $     180
                                                   =============  =============  =========

       Dividends declared on preferred stock       $           -  $          37  $     143
                                                   =============  =============  =========

       Receipt of treasury stock for note payable
         to stockholders                           $           -  $           -  $     560
                                                   =============  =============  =========

                                 ENDOVASC, INC.

                        (A DEVELOPMENT STAGE CORPORATION)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


9.   NDC SUBSIDIARY
     --------------

     During the six months ended December 31, 2003, the Company's board of directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the six months ended December 31, 2003, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of December 31, 2003, 14,152,710 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the six months ended December 31, 2003 is $33 of expenses of NDC.


10.  JOINT VENTURE AGREEMENTS
     ------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for a 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the joint venture in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. Included in the net loss for the six months ended December 31, 2003 is $24 from loss from investment in the Partnership, which reduced the Company's investment in the Partnership to $-0-.

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for a 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. Included in the net loss for the six months ended December 31, 2003 is $11 from loss from investment in the Joint Venture, which reduced the Company's investment in the Joint Venture to $-0-.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF  OPERATIONS
--------------

     The statements contained in this Form 10-QSB that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the period ending June 30, 2003.

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

CONCENTRATION  OF  CREDIT  RISK

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at December 31, 2003 and June 30, 2003. In addition, the sponsor under the external research agreement represented 100% of the Company's revenues for the six months ended December 31, 2003 and 2002, respectively.

OVERVIEW
--------

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2003 the Company had an accumulated deficit of $22,818,000.

      The Company presented pre-clinical data to the U.S. Food and Drug Administration (FDA) in October 1999, in preparation for its Investigational New Drug (IND) filing for Liprostin, its liposomal prostaglandin E-1 (PGE-1) drug for indications of critical limb ischemia (CLI). The FDA reviewed the Company's Phase I data and responded with a waiver of Phase II clinical trials, if the Company elected to proceed directly to a Phase III trial for the product. The Company moved forward with preparations for the Phase III trial as suggested by the FDA, but decided to submit a second filing for an additional indication for peripheral obstructive artery disease, severe intermittent claudication, which is pain that occurs while walking. The Phase III protocol "A PHASE III, RANDOMIZED, MULTICENTER, PLACEBO-CONTROLLED STUDY OF LIPOSOMAL PROSTAGLANDIN E1 (LIPROSTINTM ) IN CONJUNCTION WITH PERCUTANEOUS TRANSLUMINAL LIMB ANGIOPLASTY IN PATIENTS WITH CRITICAL LIMB ISCHEMIA" was made on August 2, 2001 and subsequently approved in February 2002.

     Due to the complexity of the protocol, the Company commenced a pilot study at Memorial Hermann Hospital in the third quarter of fiscal year ended June 30, 2003 to test the safety and efficacy of Liprostin as an adjunct therapy for PTA and stenting.

      In the first quarter of 2003, the company retained Pharm-Olam, a clinical research organization (CRO), to conduct a Phase II clinical trial to examine the safety and dosage of Liprostin as a stand alone therapy for patients suffering from peripheral obstructive artery disease (PAOD) but do not require angioplasty. A new protocol entitled "A PHASE II, OPEN LABEL, MULTICENTER, STUDY OF LIPOSOMAL PROSTAGLANDIN E1 (LIPROSTINTM) IN PATIENTS WITH CRITICAL LIMB ISCHEMIA AND INTERMITTANT CLAUDICATION", was prepared, submitted to the FDA on September 19, 2003 and approved in the second fiscal quarter of 2003. Physicians (interventional cardiologists and vascular surgeons) at seven sites identified in Georgia, Russia and Mexico were selected to carry out the study, which began in December 2003 and is currently underway.

     In support of the PROStent coating technology, studies were continued in January, 2003 to evaluate the utility of prostaglandin E-1 (PGE-1) as an anti-restenotic agent when applied to metal stents. At the Armed Forces Institute of Pathology in Washington, D.C., Drs. Renu Virmani and Frank Kolodgie directly compared the effect of prostaglandin E-1 to rapamycin, the Cordis anti-restenotic agent (Sirrolimus) coating on Cypher stents. Using cultured rabbit iliac smooth muscle cells, they showed that, like rapamycin, PGE-1 was also effective at blocking smooth muscle cell migration and proliferation. Blocking these activities is essential for preventing restenosis.

     In November 2000, the Company submitted a research grant application to study methods of delivery of a powerful angiogenic reagent, AngiogenixTM. In April 2001, the Company was notified of the grant approval for $512,000 with an option to extend for an additional year. The option to extend this agreement for an additional one year term was exercised. The extension increased the maximum funding to $730,000. The agreement was verbally extended subsequent to June 30, 2003 to allow the Company to receive the maximum funding allowed under the agreement. The Company presented accumulated data on safety and efficacy at the American College of Angioplasty annual meeting in October 2002 and acknowledged the granting agency Philip Morris, USA, External Research Group for their support.

     During the fourth quarter of the fiscal year ended June 30, 2003 and continuing, the Company instituted a second procine trial at Washington Hospital Center, Washington DC to test a less invasive method of administering AngiogenixTM. An extension of the granting period was applied for and received. Progress continues on this project and is expected to be completed during the fourth quarter of fiscal year ending June 30, 2004.

     The Company submitted animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked AngiogenixTM. After review of the data, the FDA approved a phase III clinical trial. However, more experiments are planned to better understand the mechanism of action and broad range of consequences of nicotine when given as a therapeutic agent. The Company continues to make progress on both trials.

     The Company developed a Nutraceutical preparation for use in muscle building and increase in strength and endurance. The product is owned by the Company's wholly owned subsidiary, Nutraceutical Development Corporation, who negotiated a license agreement with Basic Research, L.L.C. of Salt Lake City, UT. Basic Research has begun the development of a mass market and expects to begin sales in the fourth quarter of 2004, of which NDC will receive royalties.

     In August 2003, the Company signed a Joint Venture agreement forming a partnership with TissueGen, Inc. to create Endovasc-TissueGen Research Sponsors, LLC. The purpose of this partnership is to develop a totally bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

     The terms of the agreement call for Endovasc to co-license its patented, time-released prostaglandin E-1 (PGE-1) drug to the newly formed Joint Venture. In addition, Endovasc will purchase a $150,000 convertible promissory note from the Joint Venture. The majority of these proceeds will be used to fund the development of a prototype stent. The parties contemplate that the Joint Venture will seek to raise up to an additional $2.5 million from third party investors in exchange for membership interests in the Joint Venture. This money, if successfully raised, is anticipated to be used to conduct clinical trials and bring the product to market.


RESULTS  OF  OPERATIONS
-----------------------

THREE MONTH PERIOD ENDED DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
------------------------------------------------------------------

     During the three months ended December 31, 2003, the Company had $-0- in revenue compared with $95 in revenue for the three months ended December 31, 2002. The revenue during the three months ended December 31, 2002 was a result of a research agreement with another company, relating to the Company's Nicotine Receptor Agonist.

     During the three months ended December 31, 2003 and 2002, administrative and operating expenses were $668 and $2,337, respectively. The decrease in costs and operating expenses is primarily due to a decrease in stock based compensation to third party consultants.

     Research and development costs totaled $375 during the three months ended December 31, 2003, compared to $910 during the three months ended December 31, 2002. This decrease of $535 was related to the increased cost of materials, labor and travel associated with the preparation for Phase III clinical studies with Liprostin(TM) in the quarter ended December 31, 2002, as compared to the same quarter in 2003.

     Interest expense decreased from $14 during the three months ended December 31, 2002 to $8 during the three months ended December 31, 2003. This decrease is a result of a lower average interest bearing debt balance.

SIX MONTH PERIOD ENDED DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
----------------------------------------------------------------

     During the six months ended December 31, 2003, the Company had total revenues of $49 compared with $199 of revenues for the six months ended December 31, 2002. The decrease primarily relates to less revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the six months ended December 31, 2003 and 2002, administrative and operating expenses were $1,039 and $2,779, respectively. The decrease is primarily due to a decrease in stock based compensation paid to third party consultants.

     Research and development costs totaled $869 during the six months ended December 31, 2003, compared to $1,306 during the six months ended December 31, 2002. This decrease of $437 was related to the increased cost of materials, labor and travel related to the preparation for Phase III clinical studies with Liprostin(TM) during the six months ended December 31, 2002 as compared to the same period in 2003.

     Interest expense decreased from $47 during the six months ended December 31, 2002 to $11 during the six months ended December 31, 2003. This decrease is primarily a result of a lower average interest bearing debt balance.

     Cash flows used in operating activities for the six months ended December 31, 2003 increased $885 to $1,283 compared to $398 for the six months ended December 31, 2002, primarily due to the increase in cash used to pay accounts payable vendors and a decrease in the issuance of common stock for services during the six months ended December 31, 2003, as compared to the corresponding period in 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES  (IN  THOUSANDS)
---------------------------------------------------

     The Company had a working capital deficit at December 31, 2003 of $(40), compared to a deficit of $(541) at June 30, 2003. This decrease in the working capital deficit is primarily related to the decrease in notes payable to shareholder resulting from the issuance of $585 of common stock and a decrease in accounts payable.

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


ITEM 3.   EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
------    -----------------------------------------------------

     Diane Dottavio, Chief Executive Officer of the Company, has concluded that our disclosure controls and procedures are appropriate and effective. She has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

     Recent Sale of Unregistered Securities. During the three months ended December 31, 2003, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     We issued an aggregate of 1,230,312 shares of common stock for services, which we valued at prices ranging from $0.25 to $0.32 per share, with an aggregate value of $352,109. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

     We issued an aggregate of 15,926 shares of common stock for payment of accounts payable at $0.29 per share, with an aggregate value of $4,619. These transactions were exempt from registration pursuant to Section 4(2) of the Act.



ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------        -------------------------------------

(a)  Exhibits.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K.

     -    We  filed  a  Form  8-K on December 31, 2003, reporting Item 5 - Other
          Events.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    ENDOVASC, INC.



Date:     February 17, 2004                By:    /s/ Diane Dottavio
       ------------------------                 ------------------------------
                                                Diane Dottavio
                                                Chief Executive Officer



Date:     February 17, 2004                By:    /s/  M. Dwight Cantrell
       ------------------------                 ------------------------------
                                                M. Dwight Cantrell
                                                Chief Financial Officer