Form 10QSB
period 2004-03-31
ENDOVASC INC
filed 2004-05-24
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended March 31, 2004.

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

     Yes  [X]            No  [ ]


     As of May 19, 2004, 69,760,102 and 14,158,593 shares of Common
Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------
        Balance Sheet as of March 31, 2004 and June 30, 2003      3

        Statement of Operations for the three months and nine
          months ended March 31, 2004 and 2003, and for the
          period from inception, June 10, 1996, to March 31,
          2004                                                    4

        Statement of Stockholders' Deficit for the nine months
          ended March 31, 2004                                    5

        Statement of Cash Flows for the nine months ended
          March 31, 2004 and 2003, and for the period from
          inception, June 10, 1996, to March 31, 2004             6

        Notes to Financial Statements                             7

                                    ENDOVASC, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                                    BALANCE SHEET
                           MARCH 31, 2004 AND JUNE 30, 2003

                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                              MARCH 31,     JUNE 30,
                                                                 2003         2003
     ASSETS                                                  (UNAUDITED)     (NOTE)
-----------------------------------------------------------  ------------  ----------
Current assets:
  Cash and cash equivalents                                  $       157   $     120
  Accounts receivable                                                  -          98
  Other current assets                                               385         365
                                                             ------------  ----------

    Total current assets                                             542         583

Property and equipment, net                                          128         175
Other assets, net                                                    105         112
                                                             ------------  ----------

      Total assets                                           $       775   $     870
                                                             ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------

Current liabilities:
  Current maturities of long-term debt                       $        14   $      41
  Current portion of obligations under capital leases                 27          47
  Note payable to shareholder                                        251         680
  Accounts payable                                                   312         339
  Accrued liabilities                                                 34          17
                                                             ------------  ----------

    Total current liabilities                                        638       1,124

Long-term debt, net of current maturities                             27          29
Long-term obligations under capital leases                            37          58
Convertible debentures                                                 1           1
Deferred liabilities                                                  43           -
                                                             ------------  ----------

      Total liabilities                                              746       1,212
                                                             ------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized:
    Common stock-Endovasc Series, 67,732,632 and
      50,933,138 shares issued and outstanding at
      March 31, 2004 and June 30, 2003, respectively                  68          51
    Common stock-NDC Series, 14,158,593 and -0- shares
      issued and outstanding at March 31, 2004 and
      June 30, 2003, respectively                                     14           -
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 208 shares of Series A 8% cumulative
    convertible preferred stock issued and outstanding
    at December 31, 2003 and June 30, 2003, stated value
    $100 per share                                                     -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- shares of Series B convertible pre-
    ferred stock issued and outstanding at December 31,
    2003 and June 30, 2003                                             -           -
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- shares of Series C convertible
    preferred stock issued and outstanding at December 31,
    2003 and June 30, 2003                                             -           -
  Additional paid-in capital                                      24,577      20,521
  Unissued common stock                                               62           -
  Losses accumulated during the development stage                (24,692)    (20,914)
                                                             ------------  ----------

    Total stockholders' equity (deficit)                              29        (342)
                                                             ------------  ----------

      Total liabilities and stockholders' equity (deficit)   $       775   $     870
                                                             ============  ==========

Note:  The balance sheet at June 30, 2003 has been derived from the audited financial statements  at  that  date  but does not include all of the information and footnotes required  by  generally  accepted  accounting  principles  for  complete  financial statements.


                     The accompanying notes are an integral
                       part of these financial statements.

                                          ENDOVASC, INC.
                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003 AND
                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2004
                                            __________
                                (IN THOUSANDS, EXCEPT SHARE DATA)



                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                              --------------------------  --------------------------   INCEPTION
                               MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,     TO MARCH
                                  2004          2003          2004          2003       31, 2004
                              ------------  ------------  ------------  ------------  -----------
Income:
  Revenue                     $         -   $        94   $        49   $       293   $    1,105
  Interest income                       -             -             1             -           30
  Other income                          -             -             -             1           47
                              ------------  ------------  ------------  ------------  -----------

    Total income                        -            94            50           294        1,182
                              ------------  ------------  ------------  ------------  -----------

Costs and expenses:
  Operating, general and
    administrative expenses         1,489           549         2,528         3,328       15,544
  Research and development
    costs                             378         1,032         1,247         2,338        9,057
  Interest expense                      2             4            13            51          640
  Settlement with former
    employee                            -             -             -             -          408
  Loss from investment in
    joint venture                       5             -            40             -           40
                              ------------  ------------  ------------  ------------  -----------

    Total costs and expenses        1,874         1,585         3,828         5,717       25,689
                              ------------  ------------  ------------  ------------  -----------
Net loss                           (1,874)       (1,491)       (3,778)       (5,423)     (24,507)

Extraordinary loss on extin-
  guishment of convertible
  debentures                            -             -             -             -          127
                              ------------  ------------  ------------  ------------  -----------

Net loss                      $    (1,874)  $    (1,491)  $    (3,778)  $    (5,423)  $  (24,634)
                              ============  ============  ============  ============  ===========


Basic and diluted net loss
  per common share            $     (0.02)  $     (0.03)  $     (0.05)  $     (0.10)
                              ============  ============  ============  ============

Weighted average shares
  outstanding                  80,257,983    59,053,987    74,618,260    52,585,058
                              ============  ============  ============  ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                                      ENDOVASC, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE NINE MONTHS ENDED MARCH 31, 2004
                                                        __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)



                                     COMMON STOCK         COMMON STOCK            SERIES A
                                    ENDOVASC SERIES         NDC SERIES         PREFERRED STOCK     UNISSUED   ADDITIONAL
                                 ---------------------  -------------------  -------------------    COMMON     PAID-IN
                                  AMOUNT      SHARES    AMOUNT     SHARES      AMOUNT    SHARES     STOCK      CAPITAL
                                 ---------  ----------  -------  ----------  ----------  -------  ---------  ------------
Balance at June 30, 2003         $      51  50,933,138  $     -           -  $        -     330   $       -  $    20,521

Issuance of common stock for
  services                               6   5,313,720        -           -           -       -           -        1,576

Conversion of liabilities to
  common stock                           -     401,461        -           -           -       -           -          114

Conversion of note payable
  to stockholder to common
  stock                                  1   1,500,000        -           -           -       -           -          584

Issuance of common stock for
  cash                                   8   7,615,737        -           -           -       -           -        1,215

Issuance of common stock for
  exercise of warrants                   2   1,850,758        -           -           -       -           -          405

Issuance of common stock for
  investment in joint venture            -      48,000        -           -           -       -           -           15

Common stock committed for pay-
  ment of accrued liabilities            -           -        -           -           -       -          62            -

Conversion of preferred stock
  to common stock                        -      55,518        -           -           -    (122)          -            -

4 to 1 stock dividend through
  issuance of common stock-
  NDC Series                             -           -       14  14,158,593           -       -           -          (14)

Issuance of stock options for
  services                               -           -        -           -           -       -           -          157

Issuance of common stock for
  employee compensation                  -      14,300        -           -           -       -           -            4

Net loss                                 -           -        -           -           -       -           -            -
                                 ---------  ----------  -------  ----------  ----------  -------  ---------  ------------

Balance at March 31, 2004        $      68  67,732,632  $    14  14,158,593  $        -     208   $      62  $    24,577
                                 =========  ==========  =======  ==========  ==========  =======  =========  ============



                                    LOSSES
                                  ACCUMULATED
                                  DURING THE
                                  DEVELOPMENT
                                     STAGE        TOTAL
                                 -------------  ---------
Balance at June 30, 2003         $    (20,914)  $   (342)

Issuance of common stock for
  services                                  -      1,582

Conversion of liabilities to
  common stock                              -        114

Conversion of note payable
  to stockholder to common
  stock                                     -        585

Issuance of common stock for
  cash                                      -      1,223

Issuance of common stock for
  exercise of warrants                      -        407

Issuance of common stock for
  investment in joint venture               -         15

Common stock committed for pay-
  ment of accrued liabilities               -         62

Conversion of preferred stock
  to common stock                           -          -

4 to 1 stock dividend through
  issuance of common stock-
  NDC Series                                -          -

Issuance of stock options for
  services                                  -        157

Issuance of common stock for
  employee compensation                     -          4

Net loss                               (3,778)    (3,778)
                                 -------------  ---------

Balance at March 31, 2004        $    (24,692)  $     29
                                 =============  =========


   The accompanying notes are an integral part of these financial statements.

                                      ENDOVASC, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                             CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003, AND
              FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO MARCH 31, 2004
                                        __________
                                      (IN THOUSANDS)


                                                      NINE MONTHS ENDED
                                                   -----------------------  INCEPTION TO
                                                           MARCH 31,           MARCH 31,
                                                      2004        2003           2004
                                                   ----------  -----------  --------------
Cash flows used in operating activities:
  Net loss                                         $  (3,778)  $   (5,423)  $     (24,634)
  Adjustments to reconcile net loss to net
    cash used in operating activities                  2,099        4,447          15,943
                                                   ----------  -----------  --------------

        Net cash used in operating activities         (1,679)        (976)         (8,691)
                                                   ----------  -----------  --------------

Cash flows used in investing activities:
  Capital expenditures                                     -           (9)           (157)
  Proceeds received from repayment of loan to
    stockholder                                            -            -              72
                                                   ----------  -----------  --------------

        Net cash used in investing activities              -           (9)            (85)
                                                   ----------  -----------  --------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                  -            -             337
  Proceeds from sale of common stock                   1,223          266           1,916
  Proceeds from sale of convertible debentures             -            -           1,437
  Proceeds from exercise of warrants                     407          560           1,055
  Net proceeds from issuance of preferred stock            -            -           2,263
  Issuance of notes payable                              377           50             893
  Repayment of notes payable                            (406)         (54)           (864)
  Payments of obligations under capital leases           (41)         (46)           (123)
  Proceeds from advances from stockholders               205          245           2,266
  Repayments of notes to stockholder                     (49)           -            (225)
  Purchase of treasury stock                               -            -             (22)
                                                   ----------  -----------  --------------

        Net cash provided by financing activities      1,716        1,021           8,933
                                                   ----------  -----------  --------------

Net increase in cash and cash equivalents                 37           36             157

Cash and cash equivalents at beginning of period         120            1               -
                                                   ----------  -----------  --------------

Cash and cash equivalents at end of period         $     157   $       37   $         157
                                                   ==========  ===========  ==============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                   $      13   $       79   $         181
                                                   ==========  ===========  ==============

  Cash paid for income taxes                       $       -   $        -   $           -
                                                   ==========  ===========  ==============


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

     Effective June 27, 2003, the Company's board of directors approved the creation of a wholly-owned subsidiary named Nutraceutical Development Corporation ("NDC") to manage its Nutraceutical product line. In addition, on October 7, 2003, the Company acquired a controlling interest in a joint venture that has been consolidated due to the Company owning a controlling interest (Note 10). The consolidated financial statements include the accounts of the Company, its subsidiary and its majority owned joint venture investment. All intercompany accounts and transactions are eliminated in consolidation.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the nine months ended March 31, 2004 and 2003, the Company incurred net losses of $(3,778) and $(5,423), respectively, and negative cash flows from operations of $(1,679) and $(976), respectively. These factors along with a $(96) negative working capital position at March 31, 2004 raise substantial doubt about the Company's ability to continue as a going concern.

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

     - The Company originally anticipated the generation of approximately $500 in revenue from its Nutraceutical product in the third and fourth quarters of the year ending June 30, 2004. The anticipated revenue to be generated by the launch of the Nutraceutical product line has been delayed pending certain problems with formulation. The Company has made the required changes and the product will launch during the first and second quarters of the year ending June 2005.

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


4.   OTHER  CURRENT  ASSETS
     ----------------------

     Other current assets at March 31, 2004 and June 30, 2003 consists of the following (in thousands):

                    MARCH 31,   JUNE 30,
                       2004       2003
                    ----------  ---------
  Other prepaids    $       21  $       -
  Other receivable           3         29
  Prepaid license           83         58
  Prepaid supplies         278        278
                    ----------  ---------

                    $      385  $     365
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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

6.   LITIGATION
     ----------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH.

     In March 2003, Francis C. Pizzulli ("Pizzulli") filed a lawsuit against the Company and others in the Los Angeles Superior Court Case No. BC291463 seeking damages for alleged breach of contract, damages for alleged misrepresentations, and to invalidate a merger/reverse stock split of the Company. The Company denied any and all liability in the lawsuit. Without the admission of any liability by either Pizzulli or the Company, in February 2004, the Company agreed to issue to Pizzulli 500,000 shares of common stock of the Company to settle the lawsuit. The value of the stock of $125,000 has been recorded in the accompanying income statement for the three and nine-month periods ended March 31, 2004.

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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.   NOTE  PAYABLE-SHAREHOLDER
     -------------------------

     During the nine months ended March 31, 2004, the former Chief Executive Officer of the Company advanced an additional $205 to the Company under the existing note payable which had a balance of $680 as of June 30, 2003. The Company repaid $634 of the note through a $49 cash payment and issuance of common stock with a value of $585. The balance of this note of $251 as of March 31, 2004 is due on demand, non-interest bearing and is not collateralized.


8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

                                                 NINE MONTHS ENDED
                                              ----------------------  INCEPTION TO
                                                     MARCH 31,          MARCH 31,
                                                 2004        2003         2004
                                              ----------  ----------  -------------

Non-cash investing and financing
  activities:
  Common stock issued in exchange for
    equity securities                         $        -  $        -  $         302
                                              ==========  ==========  =============

  Common and treasury stock issued upon
    conversion of debentures and interest
    on debentures                             $        -  $      169  $       1,697
                                              ==========  ==========  =============

  Common and preferred stock issued for
    services and license and patent rights    $    1,586  $    4,060  $       4,220
                                              ==========  ==========  =============

  Common stock issued in settlement of
    lawsuit and other liabilities             $      114  $      602  $       1,439
                                              ==========  ==========  =============

  Common stock issued for assets              $       15  $        -  $         212
                                              ==========  ==========  =============

  Warrants issued for services                $      157  $      134  $         162
                                              ==========  ==========  =============

  Conversion of note payable to shareholder
    to common stock                           $      585  $       46  $       2,088
                                              ==========  ==========  =============

  Conversion of dividends payable to common
    stock                                     $        -  $       47  $         178
                                              ==========  ==========  =============

  Reduction of note payable to stockholder
    and accrued liabilities through exercise
    of stock options                          $        -  $        -  $         275
                                              ==========  ==========  =============

  Issuance of notes payable for insurance     $        -  $        -  $          37
                                              ==========  ==========  =============

  Issuance of notes payable for the purchase
    of equipment                              $        -  $        -  $         180
                                              ==========  ==========  =============

  Dividends declared on preferred stock       $        -  $       37  $         143
                                              ==========  ==========  =============

  Receipt of treasury stock for note payable
    to stockholders                           $        -  $        -  $         560
                                              ==========  ==========  =============

  Common stock committed for payments of
    accrued liabilities                       $       62  $        -  $          62
                                              ==========  ==========  =============

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

9.   NDC  SUBSIDIARY
     ---------------

     During the nine months ended March 31, 2004, the Company's board of directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the nine months ended March 31, 2004, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of March 31, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the nine months ended March 31, 2004 is $33 of expenses of NDC.

10.  JOINT  VENTURE  AGREEMENTS
     ------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for a 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the joint venture in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of March 31, 2004, the Company has not purchased the promissory note. Included in the net loss for the nine months ended March 31, 2004 is $14 from loss from investment in the Partnership. On October 7, 2003, the Company contributed $23 to the Partnership, which caused the Company to have a controlling interest in the subsidiary. As a result, the activity of the joint venture has been consolidated in the accompanying financial statements for the period from October 7, 2003 to March 31, 2004.

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for a 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. Included in the net loss for the nine months ended March 31, 2004 is $26 from loss from investment in the Joint Venture, which reduced the Company's investment in the Joint Venture to $-0-.


11.  STOCK  OPTIONS
     --------------

     During the nine months ended March 31, 2004, the Company issued stock options to an individual for consulting services, all of which were subsequently exercised, as follows:

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

11.  STOCK  OPTIONS,  CONTINUED
     --------------------------

                                                                                               WEIGHTED
                            NUMBER OF SHARES                                                   AVERAGE
                                           NON-                                   EXERCISE     EXERCISE
                         EMPLOYEE        EMPLOYEE       TOTAL     EXERCISABLE       PRICE        PRICE
                     -----------------  -----------  -----------  ------------  -------------  ---------
Options outstanding
 at June 30, 2003              10,516       29,250       39,766        39,766   $13.33-$33.33  $   14.00
Options expired               (10,516)     (29,250)     (39,766)      (39,766)  $13.33-$33.33  $   14.00
Options issued                      -    1,850,758    1,850,758     1,850,758   $  0.17-$0.29  $    0.22
Options exercised                   -   (1,850,758)  (1,850,758)   (1,850,758)  $  0.17-$0.29  $    0.22
                     -----------------  -----------  -----------  ------------

Options outstanding
 at March 31, 2004                  -            -            -             -
                     =================  ===========  ===========  ============

Proforma information regarding net income and earnings per share as required by SFAS No. 123 and No. 148 has been excluded because there were no issuances of employee stock options during the quarter ended March 31, 2004.

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

CONCENTRATION  OF  CREDIT  RISK

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at June 30, 2003. In addition, the sponsor under the external research agreement represented 100% of the Company's revenues for the nine months ended March 31, 2004 and 2003, respectively.

OVERVIEW
--------

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2003 the Company had an accumulated deficit of $(24,535).

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

     Due to the complexity of the protocol, the Company commenced a pilot study at Memorial Hermann Hospital in the third quarter of fiscal year ended June 30, 2003 to test the safety and efficacy of Liprostin as an adjunct therapy for PTA and stenting. The trial was terminated October 2003.

     In the first quarter of 2003, the company retained Pharm-Olam, a clinical research organization (CRO), to conduct a Phase II clinical trial to examine the safety and dosage of Liprostin as a stand alone therapy for patients suffering from peripheral obstructive artery disease (PAOD) but do not require angioplasty. A new protocol entitled "A PHASE II, OPEN LABEL, MULTICENTER, STUDY OF LIPOSOMAL PROSTAGLANDIN E1 (LIPROSTINTM) IN PATIENTS WITH CRITICAL LIMB ISCHEMIA AND INTERMITTANT CLAUDICATION", was prepared, submitted to the FDA on September 19, 2003 and approved in the second fiscal quarter of 2003. Physicians (interventional cardiologists and vascular surgeons) at seven sites identified in Georgia, Russia and Mexico were selected to carry out the study, which began in December 2003. A total of 78 patients were enrolled between December 2003 and April 2004. The purpose of this trial is to establish dose levels that are safe and show efficacy (proof of concept). Since the trail is "open label", Endovasc had been able to assess the progress of each patient during the three month duration of the trial. A "dose to effect" protocol, that will extend the treatment for six month for a limited number of the patients to determine the dosage requirement needed to show greatest improvement will be submitted to the FDA. The trial will conclude at the end of June 2004.

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

     During the fourth quarter of the fiscal year ended June 30, 2003 and continuing, the Company instituted a second porcine trial at Washington Hospital Center, Washington DC to test a less invasive method of administering AngiogenixTM. An extension of the granting period was applied for and received.

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

     In November 2003, the company, in conjunction with its Joint Venture partner TissueGen, retained Nathan Blumberg, MD, to collaborate with the company on the development of biodegradable stents for ureteral and prostate applications, thereby forming the Endovasc-Tissuegen-Blumberg Reasearch Sponsors LLC joint venture. The mission of this joint venture is to develop a biodegradable stent to replace the current stents used. This will simplify such procedures (ureteroscopies or lithotripsies) by eliminating the removal of the stent post patient improvement.

     During the 3rd quarter 2003, a laboratory facility in Dallas, Texas was designed and equipped to support the research efforts related to both joint ventures. Dr. Kevin Nelson, lead chemist, and his staff, produced different biodegradable, biocompatible materials and performed in vitro analyses to determine degradation rates. Suitable candidates will be tested in dogs during the fourth quarter of 2003.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  MARCH  31,  2004  AND  2003  (IN  THOUSANDS)
-------------------------------------------------------------------------

     During the three months ended March 31, 2004, the Company had $-0- in revenue compared with $94 in revenue for the three months ended March 31, 2003. The revenue during the three months ended March 31, 2003 was a result of a research agreement with another company, relating to the Company's Nicotine Receptor Agonist.

     During the three months ended March 31, 2004 and 2003, administrative and operating expenses were $1,489 and $549, respectively. The increase in costs and operating expenses is primarily due to a decrease in stock based compensation to third party consultants.

     Research and development costs totaled $378 during the three months ended March 31, 2004, compared to $1,032 during the three months ended March 31, 2003. This decrease of $654 was related to the decreased cost of materials, labor and travel associated with the preparation for Phase III clinical studies with Liprostin(TM) in the quarter ended March 31, 2003, as compared to the same quarter in 2004.

     Interest expense decreased from $4 during the three months ended March 31, 2003 to $2 during the three months ended March 31, 2004. This decrease is a result of a lower average interest bearing debt balance.

NINE  MONTH  PERIOD  ENDED  MARCH  31,  2004  AND  2003  (IN  THOUSANDS)
------------------------------------------------------------------------

     During the nine months ended March 31, 2004, the Company had total revenues of $50 compared with $294 of revenues for the nine months ended March 31, 2003. The decrease primarily relates to less revenue received from an external research agreement with another company entered into in July 2001 whereby the Company received assistance from this company in funding its research and development costs related to its Nicotine Receptor Agonist.

     During the nine months ended March 31, 2004 and 2003, administrative and operating expenses were $2,528 and $3,328, respectively. The decrease is primarily due to a decrease in stock based compensation paid to third party consultants.

     Research and development costs totaled $1,247 during the nine months ended March 31, 2004, compared to $2,338 during the nine months ended March 31, 2003. This decrease of $1,091 was related to the increased cost of materials, labor and travel related to the preparation for Phase III clinical studies with Liprostin(TM) during the nine months ended March 31, 2003 as compared to the same period in 2004.

     Interest expense decreased from $51 during the nine months ended March 31, 2003 to $13 during the nine months ended March 31, 2004. This decrease is primarily a result of a lower average interest bearing debt balance.

     Cash flows used in operating activities for the nine months ended March 31, 2004 increased $703 to $1,679 compared to $976 for the nine months ended March 31, 2003, primarily due to the increase in cash used to pay accounts payable vendors and a decrease in the issuance of common stock for services during the nine months ended March 31, 2004, as compared to the corresponding period in 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES  (IN  THOUSANDS)
---------------------------------------------------

     The Company had a working capital deficit at March 31, 2003 of $(96), compared to a deficit of $(541) at June 30, 2003. This decrease in the working capital deficit is primarily related to the decrease in notes payable to shareholder resulting from the issuance of $585 of common stock and a decrease in accounts payable.

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


ITEM  3.     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
-------      -----------------------------------------------------

     As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.



                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M.
Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH.

     In March 2003, Francis C. Pizzulli ("Pizzulli") filed a lawsuit against the Company and others in the Los Angeles Superior Court Case No. BC291463 seeking damages for alleged breach of contract, damages for alleged misrepresentations, and to invalidate a merger/reverse stock split of the Company. The Company denied any and all liability in the lawsuit. Without the admission of any liability by either Pizzulli or the Company, in February, 2004, the Company agreed to issue to Pizzulli 500,000 shares of common stock of the Company to settle the lawsuit. The value of the stock of $125,000 has been recorded in the accompanying income statement for the three and nine-month periods ended March 31, 2004.

     The Company is subject to other certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


ITEM  2.     CHANGES  IN  SECURITIES
-------      -----------------------

     Recent Sale of Unregistered Securities. During the three months ended March 31, 2004, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     We issued 37,631 shares of common stock for services, which we valued at $0.34 per share, with an aggregate value of $12,795. This transaction was exempt from registration pursuant to Section 4(2) of the Act.

     We issued an aggregate of 60,000 shares of common stock for cash at $0.14 per share, with an aggregate value of $8,400. These transactions were exempt from registration pursuant to Section 4(2) of the Act.


ITEM 5.     OTHER INFORMATION
------      -----------------

     The Board has not adopted a formal policy with regard to the process to be used for identifying and evaluating nominees for director. At this time, the consideration of candidates for the Board of Directors is in the Board's discretion, which we believe is adequate based on the size of the Company and each current board member's qualifications.


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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K.

     -  We  filed  a Form 8-KA on February 5, 2004, reporting Item 7 - Exhibits.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                ENDOVASC, INC.



Date:     May 24, 2004                By:   /s/ Diane Dottavio
       ---------------------               -----------------------------
                                           Diane Dottavio
                                           Chief Executive  Officer



Date:     May 24, 2004                By:   /s/  M. Dwight Cantrell
       ---------------------               ------------------------------
                                           M. Dwight Cantrell
                                           Chief Financial Officer