Form 10QSB/A
period 2004-03-31
ENDOVASC INC
filed 2004-05-24
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                      TO
                                 Form 10-QSB/A



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

        Statement of Stockholders' Equity (Deficit) for the
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

                                    ENDOVASC, INC.
                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                                    BALANCE SHEET
                           MARCH 31, 2004 AND JUNE 30, 2003

                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                              MARCH 31,     JUNE 30,
                                                                 2004         2003
     ASSETS                                                  (UNAUDITED)     (NOTE)
-----------------------------------------------------------  ------------  ----------
Current assets:
  Cash and cash equivalents                                  $       157   $     120
  Accounts receivable                                                  -          98
  Other current assets                                               385         365
                                                             ------------  ----------

    Total current assets                                             542         583

Property and equipment, net                                          128         175
Other assets, net                                                    105         112
                                                             ------------  ----------

      Total assets                                           $       775   $     870
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

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares
    authorized:
    Common stock-Endovasc Series, 67,732,632 and
      50,933,138 shares issued and outstanding at
      March 31, 2004 and June 30, 2003, respectively                  68          51
    Common stock-NDC Series, 14,158,593 and -0- shares
      issued and outstanding at March 31, 2004 and
      June 30, 2003, respectively                                     14           -
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, 208 shares of Series A 8% cumulative
    convertible preferred stock issued and outstanding
    at March 31, 2004 and June 30, 2003, stated value
    $100 per share                                                     -           -
  Preferred stock, $0.001 par value, 3,000,000 shares
    authorized, -0- shares of Series B convertible pre-
    ferred stock issued and outstanding at March 31,
    2004 and June 30, 2003                                             -           -
  Preferred stock, $0.001 par value, 370,000 shares
    authorized, -0- shares of Series C convertible
    preferred stock issued and outstanding at March 31,
    2004 and June 30, 2003                                             -           -
  Additional paid-in capital                                      24,577      20,521
  Unissued common stock                                               62           -
  Losses accumulated during the development stage                (24,692)    (20,914)
                                                             ------------  ----------

    Total stockholders' equity (deficit)                              29        (342)
                                                             ------------  ----------

      Total liabilities and stockholders' equity (deficit)   $       775   $     870
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

     Effective June 27, 2003, the Company's board of directors approved the creation of a wholly-owned subsidiary named Nutraceutical Development Corporation ("NDC") to manage its Nutraceutical product line. In addition, on October 7, 2003, the Company acquired a controlling interest in a joint venture that has been consolidated in the accompanying financial statements for the period from October 7, 2003 to March 31, 2004 (Note 10). The consolidated financial statements include the accounts of the Company, its subsidiary and its majority owned joint venture investment. All intercompany accounts and transactions are eliminated in consolidation.


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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

6.   LITIGATION
     ----------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company. As a result, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. As a result, no amounts have been accrued for this contingency.


     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On March 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. As a result, no amounts have been accrued for this contingency.


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

10.  JOINT  VENTURE  AGREEMENTS
     ------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for a 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of March 31, 2004, the Company has not purchased the promissory note. Included in the net loss for the nine months ended March 31, 2004 is $14 from loss from investment in the Partnership. On October 7, 2003, the Company contributed $23 to the Partnership, which caused the Company to have a controlling interest in the Partnership. As a result, the activity of the Partnership has been consolidated in the accompanying financial statements for the period from October 7, 2003 to March 31, 2004.

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
                     =================  ===========  ===========  ============

Proforma information regarding net income and earnings per share as required by SFAS No. 123 and No. 148 has been excluded because there were no issuances of employee stock options during the quarter ended March 31, 2004. The value of the stock options of $157 was recorded in the accompanying income statement for the nine months ended March 31, 2004. The value was determined by use of the Black Scholes option valuation model using a risk-free interest rate of 3%, a volatility of 30% and a time to expiration of 60 days.

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

CRITICAL  ACCOUNTING  POLICIES

     We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the audited financial statements for the year ended June 30, 2003), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

OVERVIEW
--------

     The Company is in the development stage and has had limited operating revenues since its inception on June 10, 1996. From June 10, 1996 through December 31, 2003 the Company had an accumulated deficit of $(24,692).

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

     In the first quarter of 2003, the company retained Pharm-Olam, a clinical research organization (CRO), to conduct a Phase II clinical trial to examine the safety and dosage of Liprostin as a stand alone therapy for patients suffering from peripheral obstructive artery disease (PAOD) but do not require angioplasty. A new protocol entitled "A PHASE II, OPEN LABEL, MULTICENTER, STUDY OF LIPOSOMAL PROSTAGLANDIN E1 (LIPROSTINTM) IN PATIENTS WITH CRITICAL LIMB ISCHEMIA AND INTERMITTANT CLAUDICATION", was prepared, submitted to the FDA on September 19, 2003 and approved in the second fiscal quarter of 2003. Physicians (interventional cardiologists and vascular surgeons) at seven sites identified in Georgia, Russia and Mexico were selected to carry out the study, which began in December 2003. A total of 78 patients were enrolled between December 2003 and April 2004. The purpose of this trial is to establish dose levels that are safe and show efficacy (proof of concept). Since the trial is "open label", Endovasc had been able to assess the progress of each patient during the three month duration of the trial. A "dose to effect" protocol, that will extend the treatment for six month for a limited number of the patients to determine the dosage requirement needed to show greatest improvement will be submitted to the FDA. The trial will conclude at the end of June 2004.

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

     In August 2003, the Company signed a joint venture agreement forming a partnership with TissueGen, Inc. to create Endovasc-TissueGen Research Sponsors, LLC (the "Partnership"). The purpose of the Partnership is to develop a totally bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

     The terms of the agreement call for Endovasc to co-license its patented, time-released prostaglandin E-1 (PGE-1) drug to the newly formed Partnership. In addition, Endovasc will purchase a $150,000 convertible promissory note from the Partnership. The majority of these proceeds will be used to fund the development of a prototype stent. The parties contemplate that the Partnership will seek to raise up to an additional $2.5 million from third party investors in exchange for membership interests in the Partnership. This money, if successfully raised, is anticipated to be used to conduct clinical trials and bring the product to market.

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

     During the 3rd quarter 2003, a laboratory facility in Dallas, Texas was designed and equipped to support the research efforts related to both joint ventures. Dr. Kevin Nelson, lead chemist, and his staff, produced different biodegradable, biocompatible materials and performed in vitro analyses to determine degradation rates. Suitable candidates will be tested in dogs.

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
---------------------------------------------------------------

     During the three months ended March 31, 2004, the Company had $-0- in revenue compared with $94 in revenue for the three months ended March 31, 2003. The revenue during the three months ended March 31, 2003 was a result of a research agreement with another company relating to the Company's Nicotine Receptor Agonist.

     During the three months ended March 31, 2004 and 2003, administrative and operating expenses were $1,489 and $549, respectively. The increase in costs and operating expenses is primarily due to an increase in stock based compensation to third party consultants.

     Research and development costs totaled $378 during the three months ended March 31, 2004, compared to $1,032 during the three months ended March 31, 2003. This decrease of $654 was related to the increased cost of materials, labor and travel associated with the preparation for Phase III clinical studies with Liprostin(TM) in the quarter ended March 31, 2003, as compared to the same quarter in 2004.

     Interest expense decreased from $4 during the three months ended March 31, 2003 to $2 during the three months ended March 31, 2004. This decrease is a result of a lower average interest bearing debt balance.

NINE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------

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


LIQUIDITY  AND  CAPITAL  RESOURCES  (IN  THOUSANDS)
---------------------------------------------------

     The Company had a working capital deficit at March 31, 2003 of $(96), compared to a deficit of $(541) at June 30, 2003. This decrease in the working capital deficit is primarily related to the decrease in notes payable to shareholder resulting from the issuance of $585 of common stock.

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