Form 10KSB
period 2004-06-30
ENDOVASC INC
filed 2004-10-13
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended:  June 30, 2004
                       Commission File No.       000-28371

                                 ENDOVASC, INC.
                 (Name of Small Business Issuer in Its Charter)

                  Nevada                                76-0512500
      -------------------------------------------------------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)              Identification Number)

                550 Club Drive Suite 440, Montgomery, Texas   77316
       ----------------------------------------------------- ------------
               (Address of principal executive offices)   (Zip Code)

                                 (936) 582-5920
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001 per share.

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

     The Company's revenues for its most recent fiscal year were $71,000.

     The aggregate market value of the voting stock held by non-affiliates of the Company was $7,300,594 as of September 15, 2004, based on the average bid and asked price of $0.12 per share as of that date.

     There were 72,553,634 shares of Common Stock, $.001 par value, outstanding as of September 15, 2004 and there were 14,158,593 shares of Series NDC Common Stock, $.001 par value, outstanding as of September 15, 2004. Additionally, there were 208 shares of Series A Convertible Preferred Stock, $.001 par value per share, outstanding as of September 15, 2004.

                                TABLE OF CONTENTS

PART I

   Item 1   Business                                                           3

   Item 2   Properties                                                        10

   Item 3   Legal Proceedings                                                 10

   Item 4   Submission of Matters to a Vote of Security Holders               11


PART II

   Item 5   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           11

   Item 6   Management's Discussion and Analysis or Plan of Operation         12

   Item 7   Financial Statements                                              14

   Item 8   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          14

   Item 8A  Controls and Procedures                                           15


PART III

   Item 9 Directors, Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of The Exchange Act and the
            Code of Ethics                                                    15

   Item 10  Executive Compensation                                            16

   Item 11  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        18

   Item 12  Certain Relationships and Related Transactions                    20

   Item 13  Exhibits                                                          20

   Item 14  Principal Accountant Fees and Services                            21

                                     PART I


Item 1. BUSINESS.

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

     On April 30, 2002 our Board of Directors authorized its former Chairman, David P. Summers, to pursue a plan of reorganization that would allow us to meet its obligations to our creditors and the Series A Convertible Preferred Shareholders. This plan involved the issuance of up to 3,000,000 shares of Series B Convertible Stock and a reverse domicile merger from Nevada to Delaware. On or about May 6, 2002 an information statement was filed with the SEC and simultaneously sent to our shareholders. On July 5, 2002 a meeting of shareholders representing 52.6% of the total outstanding voting authority approved the resolution to adopt the plan of reorganization. It was made effective July 9, 2002. This reorganization resulted in an increase in the authorized capital stock to 220,000,000 shares.

     Effective April 1, 2003, our Board of Directors and holders of shares representing a majority of the voting rights of the outstanding shares of our common stock and preferred stock approved a reincorporation of the Company from the State of Delaware to the State of Nevada. This reincorporation was accomplished by a merger of the Company into a new Nevada corporation under the name Endovasc, Inc.

     On December 16, 2003, a special meeting of the Board of Directors of Endovasc, Inc, was called by the former Chairman David P. Summers. At this meeting Dr. Diane Dottavio, Ph.D. was nominated and elected to serve as President and Chief Executive Officer of the Company for the coming year, as reported on the December 31, 2003 8-K.

     We have not been subject to bankruptcy, receivership or any similar proceeding.

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

     Currently, our product development is focused on three product lines-- Liprostin(TM), Angiogenix(TM) and Nutraceuticals. Although we hold patents and patents pending for products in the process of clinical testing, our products have not been approved for general sales. Consequently, we have not generated any revenues from the sale of these products and have historically operated with significant losses. Although our current development efforts focus on vascular (heart and lung) applications of our products, we intend to develop our technologies for use in many medical treatment applications. We believe that our unique and highly adaptable technologies will put our products at the forefront of the multi-billion dollar drug market.

LIPROSTIN(TM)  TECHNOLOGY

     Our Liprostin(TM) products provide targeted delivery of Prostaglandin E-1 to blood vessels in connection with angioplasty procedures. Angioplasty is a common medical procedure that utilizes a small balloon-like structure to expand and clear blocked cardio-pulmonary blood vessels. Prostaglandin E1, a naturally occurring hormone, is used to prevent common secondary blockages from occurring after angioplasty treatment; these blockages are known as restenosis. Restenosis following balloon angioplasty or stent placement is the most common problem occurring in the over 1,000,000 patients undergoing angioplasty procedures annually worldwide, according to the American Heart Association. According to the American Heart Association, the incidence of restenosis can be as high as 40-50%, within six months of the procedure (slightly less with stents) and only a few drugs tested have been preliminarily proven to reduce restenosis significantly in clinical trials. Similarly, Prostaglandin E1's short lifespan in the blood stream can render it ineffective in preventing restenosis. Liprostin(TM) delivery system utilizes liposomal encapsulation of Prostaglandin E1 to provide a longer and more controlled release of Prostaglandin E1 and to improve therapeutic effectiveness of the drug. Liprostin(TM), as an adjunct therapy for the treatment of critical limb ischemic (CLI) complications is administered as an intra-arterial bolus prior to, and immediately after PTA and followed by intravenous infusion with indications of early success. We intend to develop our Liprostin(TM) product lines further to treat conditions such as restenosis, myocardial infarction, veno-occlusive disease, diabetic ischemic ulcers, CLI (limb salvage), claudicants, liver disease, arthritis, and as a topical solution for wound healing.

     We have successfully completed Phase II clinical trials of Liprostin(TM), and are preparing for Phase III clinical trials for Critical Limb Ischemia (CLI) in a large patient base including clinical sites in the U.S., Europe and Mexico.

     We have protected our proprietary rights to Liprostin(TM) technology through US Patent 4,820,732, US Patent 4,955,878 and Notice of Allowance to US Patent 5,980,551 received on November 9, 1999, and Trademark Application Ser. No. 75/632,736 (Liprostin) and various patents pending.

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

ANGIOGENIX(TM)

     Our Angiogenix(TM) technology promotes new growth of blood vessels (known as angiogenesis and vasculogenesis), and has applications in the treatment of heart disease, stroke, limb circulatory disease, and wound healing. Researches at Stanford University discovered the technology during a 1999 study funded by the Tobacco-Related Diseases Research Program of the University of California, the American Heart Association, the National Institutes of Health and the Deutsche Froschungsgemeinschkaft. While studying the damaging effects of tobacco smoke, researchers discovered that smokers appeared less susceptible to deaths due to infarction as compared to non-smokers. This counterintuitive discovery suggested that low-dose (non-smoked) nicotine had extraordinary angiogenic growth factor potential. To develop technology based on this unique discovery, we obtained a worldwide exclusive right to the patent application for Nicotine Receptor Agonist in February 2000.

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

     We estimate that the market for treatment of these diseases is over $5 billion. For example, we estimate that a course of treatment for coronary ischemia utilizing Angiogenix(TM) drugs would cost approximately $10,000 to $15,000. This type of treatment would be significantly less expensive and intensive than current alternatives of angioplasty and/or open heart surgery, providing a "biological bypass." We hope to market a commercially viable product using this Nicotine Receptor Agonist technology within three years.

NDC SUBSIDIARY

     In June of 2003 the Board of Directors approved a nutraceutical subsidiary, named Nutraceutical Development Corporation (NDC) for the purpose of expanding our product line into the nutraceutical industry. We have one patented product which has been transferred to a major nutraceutical manufacturer. The product is currently under development with a potential release date of December 2004.

JOINT VENTURE AGREEMENTS

     Effective August 12, 2003, we entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, we are required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150,000. The convertible promissory note is convertible at our option into Class B Membership interests in the Partnership. As of June 30, 2004 we have not purchased the promissory note.

     In November 2003, we entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, we are required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137,000. The convertible promissory note is convertible at our option into Class B membership interests in the Joint Venture. As of June 30, 2004, we have not purchased the promissory note.

DISTRIBUTION METHODS

     Upon receipt of necessary governmental regulatory consent, we intend to distribute products utilizing our Liprostin(TM), stent-coating, and Nicotine Receptor Agonist technologies worldwide. As previously described, we are developing our products for varied vascular applications.

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

     We received trademark protection Liprostin(TM) under Trademark Application Ser. No. 75/632,736. In May of 1999, the United States Patent and Trademark
Office  notified  us  that  our  pending Patent US Ser.  No. 09/309,949 would be allowed (Notice of Allowance). We also own rights to several trademarks employed in our business, including our logo, the registered domain name of www.endovasc.com, and other trade and service marks identifying our products and
----------------
services.

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

     Clinical testing and the Food and Drug Administration approval process for a new product often involve significant time and resources. The Food and Drug Administration may grant an unconditional approval of a drug for a particular indication or may grant approval pending further post-marketing testing. In addition, further clinical studies may be required to provide additional safety data or to gain approval for an alternative product application than was originally approved.

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

     Our research and development efforts are focused on our core products - Liprostin(TM) and Angiogenix(TM). We are conducting clinical trial testing of Liprostin(TM) and Angiogenix(TM) to obtain the Federal Drug Administration approval of its sale in the United States. Phase I clinical trials to test product safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels was successfully completed in January 2001. With this success, we determined to proceed to Phase III clinical trials as suggested by the FDA in late 1999. An IND and protocol for a Phase III, "Randomized, multi-center study of Liposomal prostaglandin E1 (Liprostin(TM)) and Angiogenix(TM) in conjunction with percutaneous transluminal angioplasty in patients with critical limb ischemia" was filed with the FDA in August 2001.

Concurrently, we conducted a series of Phase II trials. The IND for Angiogenix(TM) is pending final animal data for a protocol change that was made due to the unavailability of a critical piece of equipment supplied by a third party. Also, we filed an Orphan Drug application with the FDA on July 2001. Orphan Drug is a designation of the FDA to indicate a therapy developed to treat a rare disease (one which afflicts a U.S. population of less than 200,000 people). Because there are few financial incentives for drug companies to develop therapies for diseases that afflict so few people, the U.S. government offers additional incentives to drug companies that develop these drugs, which include: 1) eligibility for an FDA grant of up to $300,000 per year for a maximum of 3 years; 2) a tax credit equal to 50% of the qualified clinical testing expenses for the taxable year in which the clinical study(s) were conducted; and most importantly, 3) a 7 year exclusivity to market the drug as adjunct treatment for the rare disease. Our first orphan drug application for critical limb ischemia (CLI) was denied based on greater than 200,000 patient eligibility. However, FDA granted us a second indication for peripheral occlusive artery disease (POAD) which included severe intermittent claudication (walking pain, which doubled our potential market). We expect to enter phase III clinical trials in 2005.

     In addition, we are conducting feasibility studies with prospective strategic partners to find practical collaborative products that incorporate Liprostin(TM) and Angiogenix(TM) with other technologies. We intend to develop new uses for our core product Liprostin(TM), including applications in hip or bone prostheses, cancer treatment, inflammatory disease, liver disease, and wound healing.

     We have successfully completed preclinical trials in rabbits for Nicotine receptor agonist at Stanford University, and have completed animal studies in dogs and pigs at Columbia University to continue safety and efficacy studies of this technology. We are currently carrying out animal trials at Washington Hospital Center in Washington, DC in preparation for an amended IND to FDA for use of minimal invasive angioplasty catheters with Angiogenix(TM) for chronic myocardial ischemia and severe intermittent angina.

     We successfully completed a feasibility study of our stent-coating technology using our patented Prostaglandin E1 with a major medical device manufacturer in early 2001; and we have continued that work with other medical device companies, as well.

     In 2002 we began experimentation with Angiogenix(TM) compound for use in the Nutraceutical Field. Our finding in mice demonstrate that when fed very low doses of the Angiogenix(TM), in drinking water, the compound which is a potent natural plant alkaloid, produced accelerated muscle mass when combined with extensive exercise during a 3 week regime, the mice fed low (10-6 mole to 10-8 mole) developed a significant muscle increase compared to the control mice.

     A scientifically controlled double blind, double placebo study in healthy weight lifters confirmed our earlier animal results and we subsequently filed a patent application relating to this discovery. A patent license was proposed from a large international Nutraceutical supplier, Basic Research, LLC, of Salt Lake City Utah and subsequently closed on or about July 1, 2003. We will be compensated for this license with a 10% royalty on all revenues generated by the licensed products during the first contract year. In subsequent years, the contract stipulates compensation to us of the greater of 10% of revenues or $2,000,000 per year. This contract includes a clause allowing termination of the contract by Basic Research, LLC, for cause including Basic Research's decision to discontinue selling the licensed product or decision not to bring the licensed product to market. In October, 2004, the contract we have with basic Research, LLC, will become non-exclusive.

EMPLOYEES

     As of June 30, 2004, we employed seven full time employees and two contract consultants. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Item 2. PROPERTY.

     We maintain 6,800 square feet of executive offices and research and development facilities at 550 Club Drive Suite 440, Montgomery, Texas 77316. In May of 2003 we entered into a lease agreement for five years at an aggregate monthly rental rate of $11,379 per month.

     We believe that our facilities are adequate for our current levels of operations.

Item 3. LEGAL PROCEEDINGS

     In March 2003, Francis C. Pizzulli ("Pizzulli") filed a lawsuit styled Geotermica, LTD., Francis C. Pizzulli, Inc., and Francis C. Pizzulli vs. Endovasc, Inc., against Endovasc and others in the Los Angeles Superior Court Case No. BC291463 seeking damages for alleged breach of contract, damages for alleged misrepresentations, and to invalidate a merger/reverse stock split of Endovasc Inc. We denied any and all liability in the lawsuit. Without the admission of any liability by either Pizzulli or Endovasc, in February 2004, we agreed to issue to Pizzulli 500,000 shares of common stock of the Company valued at $125,000to settle the lawsuit.

     On  August  28,  2003,  Cause  No.  03-08-0681-CV,  styled The Dow Chemical
Company vs. Endovasc Inc., was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against us for an alleged breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have also filed our own counter-claim against Dow for breach of contract and damages. On June 30, 2004 a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to Endovasc. As a result, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, styled Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc., was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against Endovasc for alleged breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of Endovasc's common stock and reimbursement of court costs including reasonable attorney's fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On June 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. As a result, no amounts have been accrued for this contingency.

     On January 13, 2004, Case No. H-03-5226, styled Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P.
Summers, Ph.D. and M. Dwight Cantrell was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against us for alleged breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. We have also filed our own counter-claim against LMH for breach of contract and damages. On June 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. As a result, no amounts have been accrued for this contingency.

     During the year ended June 30, 2004, a counterclaim under cause No 03-04-02939-CV (AAA Arbitration no. 79-181-0037-03TMS), styled Marco D. Carnevale vs. Endovasc Corporation was filed against us in the 359th Judicial District Court of Montgomery County, Texas. Carnevale filed a complaint against us for alleged breach of contract and damages. Without the admission of any liability, subsequent to June 30, 2004, we agreed to issue to Carnevale $33 of cash or shares of common stock of the Company valued at $33 to settle the claim.

     We are subject to certain other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the NASDAQ Over the Counter Bulletin Board under the symbol "EVSC." The following table sets forth for the quarters indicated the range of high and low closing prices of our Common Stock as reported by NASDAQ and the Electronic Bulletin Board but does not include retail markups, markdowns or commissions.

Fiscal Quarter Ending     Common Stock Price
                          (rounded to the nearest penny)
                          High              Low
June 30, 2004              .33              .14
March 31, 2004             .39              .19
December 31, 2003          .33              .25
September 30, 2003         .54              .25
June 30, 2003              .75              .32
March 31, 2003            1.28              .65
December 31, 2002         2.74              .60
September 30, 2002        1.80              .05
June 30, 2002              .11              .04
March 31, 2002             .22              .05

As of June 30, 2004, we have approximately 7,800 record and beneficial stockholders.

DIVIDEND  POLICY

     Endovasc has never paid cash dividends on its common stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon our earnings, financial condition, capital requirements and other conditions.

     On April 1, 2003 in conjunction with our re-domicile to the State of Nevada, a stock dividend representing 20% to the holders of record on that date was declared by the Board of Directors.

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

     During the year ended June 30, 2004 we received $1,223,256 for the sale of 7,615,737 restricted shares of common stock from one investor pursuant to Regulation S of the Act. A net of 8% commission was paid on this transaction.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The statements contained in this prospectus that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to us on the date hereof, and the we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this prospectus.

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

STOCK-BASED COMPENSATION

     We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("AFB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we have only recorded stock-based compensation resulting from options granted at below fair market value.

CONCENTRATION OF CREDIT RISK

     Our financial instruments that potentially subject us to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of our accounts receivable outstanding at June 30, 2004.


RESULTS OF OPERATIONS

     We are in the development stage and have had limited operating revenues since our inception on June 10, 1996. From June 10, 1996 through June 30, 2004, we had an accumulated deficit $25,593,000.

     Endovasc filed an Investigational New Drug (IND) application for Liprostin(TM) in October 1999. In support of the application a protocol was submitted for the use of Liprostin(TM) in combination with angioplasty for patients suffering from intermittent claudication or critical limb ischemia. In accordance with this protocol, a small pilot study was conducted in 2003. Based on this pilot study, a new protocol was designed and submitted to the FDA in September 2003 for a Phase II clinical trial for patients with Peripheral Arterial Occlusive Disease who are not candidates for angioplasty.

     The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in August 2004. The results of this trial for peripheral arterial occlusive disease will be presented to the FDA in the fall of 2004. We intend to move forward with Phase III in the first quarter of 2005.

     In November 2000, we submitted an application for consideration of a major research grant for animal studies of Nicotine Receptor Agonist. In April 2001, we were notified of the grant approval for $512,000 with an option to extend for an additional year. The option to extend this agreement for an additional one year term was exercised. The extension increased the maximum funding to $730,000. The agreement was verbally extended subsequent to June 30, 2003 to allow us to receive the maximum funding allowed under the agreement. Identity of the grantor was requested to remain anonymous until such time as release of the results from the studies. Due to delays pertaining to the animal research, extensions were granted until October 2004.

     We submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenix(TM). We also sponsored research which was completed during the fiscal year 2004. The first was conducted by Dr. Yong-Jian Geng at the Texas Heart Institute to study the effects of nicotine on stem cell development. The second was conducted by Dr. Liping Tang at the University of Texas at Arlington, Texas to study the angiogenic effect of a new nicotine delivery system in two mouse models of ischemia. Currently we are focusing our research on alternative site-specific delivery methods for our drug candidates.

     In September 2003, the Company's Board of Directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the twelve months ended June 30, 2004, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of June 30, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding.

     During the fiscal year ended June 30, 2004, our net revenues decreased to $71,000 compared with revenues of $287,000 for the previous fiscal year ended June 30, 2003. The decrease in revenue is the result of fewer billings toward research grants.

     During the fiscal year ending June 30, 2004 and 2003, costs and operating expenses were $4,779,000 and $9,965,000, respectively. The decrease in costs and operating expenses for the year is primarily due to the decrease in stock based compensation.

     Cash flows used in operating activities for the fiscal year ending June 30, 2004 increased $509,000 to $1,987,000, compared to $1,478,000 for the previous fiscal year ending June 30, 2003, primarily due to the increase in cash used to fund research and development and clinical trials, and a reduction in the use of stock based compensation to consultants.

     Interest expense decreased for the fiscal year ending June 30, 2004 by $38,000. This was primarily due to a decrease in the average balance outstanding of capital leases and notes payable to financial institutions during the year ended June 30, 2004.

     Research and development expenses totaled $1,647,000 during the fiscal year ending June 30, 2004, a decrease of $1,162,000 from $2,809,000 for the fiscal year ended June 30, 2003. This decrease is due primarily to our focus on the clinical trials of only one of our major products during the year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     We had a working capital deficit on June 30, 2004 of $425,000, compared to a working capital deficit of $541,000 at June 30, 2003. This decrease was primarily due to a reduction of short term notes payable to shareholders.

     Endovasc requires significant additional funds to enable it to continue its Liprostin(TM) product development and to complete its Food and Drug Administration required clinical trials, as well as research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

     We continue to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing our capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin(TM) and Angiogenix(TM) and possibly adversely affect our operations. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from its operations.


OFF BALANCE SHEET ARRANGEMENTS

     None.

Item 7.   FINANCIAL STATEMENTS

     The response to this item is set forth at the end of this report.


Item 8. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A.   CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT AND THE CODE OF ETHICS

     Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2004 are as follows:

Name                   Age              Position               Period Officer/Director/Key Employee
---------------------------------------------------------------------------------------------------
Diane Dottavio, Ph.D.   58  President/Chief Executive Officer          March 2000 - present
                            Chairman of the Board

M. Dwight Cantrell      58  Chief Financial Officer,                   January 1997 - present
                            Treasurer and Director

Robert Johnson          33  Vice President of Business                 February 2003 - present
                            Development


     Set forth below is a brief background of the executive officers, directors and key employees of Endovasc based on information supplied by them.

     Dr. Diane Dottavio serves as our President, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dottavio served as our Vice President of Research and Development from March 2000 to December 2003. Prior to joining us in March of 2000, Dr. Dottavio served as Senior Scientist with Leukosite, Inc., from 1994 to 1996, and as Director of Laboratory Instruction and Research at the University of Houston, from 1996 to 2001. Dr. Dottavio holds a B.S. in Biology and a M.S. in Organic Chemistry from the University of New Mexico, as well as a Ph.D. in Biochemistry from the University of Texas.

     M. Dwight Cantrell has served as our Chief Financial Officer, Treasurer and Director since 1997. He has an extensive background in the banking and venture capital markets and is a member of the Association of Biotech Financial officers.

     Robert Johnson has served as our Vice President of Business Development since February 2003. He has over 11 years of progressive experience in a corporate and franchise business environment. From 1992 to 2003, Mr. Johnson held several management positions with the Alderwoods Group Inc.

     Our Directors are elected for a three year term with certain members coming up for re-election annually. Executive officers are elected by our Board of Directors annually and serve at the discretion of the Board. We have no standing committees.

     Directors receive no salary for their services and receive no fee from us for their participation in meetings, although all Directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 submitted to us during the fiscal year ending June 30, 2004, we believe that all reporting persons have complied with the reporting requirements of Section 16(a) of the Exchange Act.

CODE OF ETHICS

We  have  adopted  a  Code  of  Ethics  for  our  Principal Executive and Senior
Financial  Officers  which  is  attached  hereto  as  Exhibit  14.1.

Item 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 2004, 2003 and 2002. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                     SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION           LONG TERM COMPENSATION
                           --------------------------  ---------------------------------
                                                               AWARDS           Payouts
                                                       -----------------------  --------
                                                                    SECURITIES
                                              OTHER                   UNDER-                 ALL
                                             ANNUAL    RESTRICTED     LYING                 OTHER
     NAME AND                                 COMP-       STOCK      OPTIONS      LTIP      COMP-
     PRINCIPAL             SALARY   BONUS   ENSATION     AWARDS        SARS     PAYOUTS   ENSATION
     POSITION        YEAR     $       $         $           $           #          $          $
-------------------  ----  -------  ------  ---------  -----------  ----------  --------  ---------
Summers, David P.    2004   44,000     -0-        -0-          -0-         -0-       -0-        -0-
President/CEO        2003   82,000     -0-     44,000          -0-         -0-       -0-        -0-
Chairman of the      2002   79,000     -0-        -0-          -0-         -0-       -0-        -0-
Board


-------------------  ----  -------  ------  ---------  -----------  ----------  --------  ---------
Dottavio, Diane      2004   72,399     -0-        -0-          -0-         -0-       -0-        -0-
President/CEO        2003   72,000     -0-     65,100          -0-         -0-       -0-        -0-
Chairman of the      2002   25,915     -0-     55,160          -0-         -0-       -0-        -0-
Board


-------------------  ----  -------  ------  ---------  -----------  ----------  --------  ---------
Cantrell, M. Dwight  2004   72,199     -0-        -0-          -0-         -0-       -0-        -0-
Chief Financial      2003   72,000     -0-     35,020          -0-         -0-       -0-        -0-
Officer/Treasurer    2002   72,000     -0-        -0-          -0-         -0-       -0-        -0-

---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
Johnson, Robert      2004    7,596     -0-     72,000       54,612         -0-       -0-        -0-
Vice President of
Business
Development
---------------------------------------------------------------------------------------------------


STOCK OPTION PLANS

     In May 2002, we adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the "Plan"). The Plan was
discontinued in May 2003, for new issuances but still has 339,252 options/warrants outstanding under the Plan. The purpose of the Plan was to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan was intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company's business. Subject to adjustment so that the total number of shares issuable under the Plan would equal 15% of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that could be optioned, subject to conversion or issued under the Plan was 18,750,000 which has not been adjusted for the 40 to 1 reverse split of the Company's common stock.

     The maximum term of options granted under the Plan is ten years. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable in any calendar year may not exceed $1,000,000. The exercise price of incentive stock options must be equal or greater than the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to any person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock must be at least 110% of the fair market value of such stock on the date of grant, and the term of these options cannot exceed five years.

     Non-qualified stock options or warrants, restricted common stock and/or convertible preferred stock could be granted under the Plan. The terms of these issuances were determined based on the sole discretion of the Company's
Compensation Committee, and the Board of Directors. As of June 30, 2004, 3,068,990 options/warrants have been issued under the Plan.

     In May 2003, we adopted the 2003 Stock Compensation Plan (the "2003 Plan") in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the 2003 Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock options or warrants granted under the 2003 Plan are at the discretion of the Board of Directors but will expire not more than ten years from the date of grant.

     As of June 30, 2004, 2,850,758 shares of common stock or options/warrants have been issued under the 2003 Plan.

OPTION/SAR GRANT

     We did not grant any options or SARS to any of our directors or officers during the year ended June 30, 2004.

             AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION VALUES

-----------------------------------------------------------------------
                                NUMBER OF
                               UNEXERCISED
                                SECURITIES
           SHARES               UNDERLYING      VALUE OF UNEXERCISED
          ACQUIRED            OPTIONS AT FYE   IN THE MONEY OPTIONS AT
             ON      VALUE     EXERCISABLE/        FISCAL YEAR END
NAME      EXERCISE  REALIZED  UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
--------  --------  --------  --------------  -------------------------
Summers        -0-       -0-             -0-                        -0-
--------  --------  --------  --------------  -------------------------
Dottavio       -0-       -0-             -0-                        -0-
-----------------------------------------------------------------------

Long-term Incentive Plan Awards Table

We issued no long-term incentive plan awards to any of our officers during the year ended June 30 2004.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Securities authorized for issuance under equity compensation plans.

The following table reflects all equity compensation plans to date that have not been approved specifically by security holders. We have a Stock and Stock Option Plan and several Individual Compensation Arrangements established by the Board of Directors.

============================================================================================
                             EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------------------
                                                                       NUMBER OF SECURITIES
                                                                       REMAINING AVAILABLE
                                                                       FOR FUTURE ISSUANCE
                       NUMBER OF SECURITIES                                UNDER EQUITY
                         TO BE ISSUED UPON       WEIGHTED-AVERAGE       COMPENSATION PLANS
                            EXERCISE OF         EXERCISE PRICE OF     (EXCLUDING SECURITIES
                       OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    REFLECTED IN COLUMN
                        WARRANTS AND RIGHTS    WARRANTS AND RIGHTS             (a)

PLAN CATEGORY                   (a)                    (b)                     (c)
---------------------  ---------------------  ----------------------  ----------------------
Equity compensation
plans approved by                    339,252  $                 1.30               9,660,748
security holders
---------------------  ---------------------  ----------------------  ----------------------
Equity compensation
plans not approved by                    -0-                     -0-                     -0-
security holders
---------------------  ---------------------  ----------------------  ----------------------
     TOTAL
============================================================================================


     The following table sets forth certain information at September 15, 2004 with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common
Stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group. As of September 15, 2004, we had 72,553,634 shares of Common stock-Endovasc Series issued and outstanding and 14,158,593 shares of Common stock-NDC Series issued and outstanding.

                                       SERIES
                                      ENDOVASC    PERCENT   SERIES NDC  PERCENT     TOTAL     PERCENT
NAME OF                                COMMON       OF       COMMON       OF       VOTING       OF
INDIVIDUAL OR GROUP (1)                STOCK     CLASS(2)    STOCK     CLASS(3)  INTERESTS   CLASS(4)
-----------------------------------  ----------  --------  ----------  --------  ----------  --------
5% STOCKHOLDERS

David P. Summers, Ph.D.
3158 Canterbury Lane
Montgomery, TX 77356 (5)              7,449,206    10.27%   2,450,131     17.3%   9,899,337    11.42%

INDIVIDUAL DIRECTORS,
OFFICERS AND NOMINEES

Diane Dottavio, Ph.D.
Chief Executive Officer, Director       984,144     1.36%     234,786      1.7%   1,218,930     1.41%

M. Dwight Cantrell
Chief Financial Officer, Treasurer
and Secretary, Director (6)           3,689,828     5.09%     953,171      6.7%   4,642,999     5.35%

Robert G. Johnson
Vice President, Business
Development                             419,262      .58%      18,458       .1%     437,720      .50%

ALL OFFICERS AND
  DIRECTORS AS A GROUP                5,093,234     7.02%   1,206,415     8.52%   6,299,649     7.27%

     (1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and accordingly, may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the Record Date pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

     (2) Based upon 72,553,634 shares of Common stock-Endovasc Series outstanding as of September 15, 2004, assuming no other changes in the beneficial ownership of our securities.

     (3) Based upon 14,158,593 shares of Common stock-NDC Series outstanding as of September 15, 2004, assuming no other changes in the beneficial ownership of our securities.

     (4) Based upon the total shares of common stock outstanding as of September 15, 2004 of 86,712,227, assuming no other changes in the beneficial ownership of our securities.

     (5) Dr. Summer's beneficially owned shares include approximately 291,600 shares beneficially owned by his wife, Dorothy Summers. Dr. Summers exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

     (6) Dwight Cantrell's beneficially owned shares include approximately 211,656 shares beneficially owned by his wife Janie Cantrell. Dwight Cantrell exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of June 30, 2004, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

     During the year ended June 30, 2003, the former Chief Executive Officer of the Company advanced $793,000 to the Company in the form of a note payable to stockholder and received $171,000 for partial repayment of this note payable to stockholder. During the year ended June 30, 2004, the former Chief Executive Officer of the Company advanced an additional $205,000 to the Company under the existing note payable which had a balance of $680,000 as of June 30, 2003. During the year ended June 30, 2004, the Company repaid $885,000 of the note through a $49,000 cash payment to the shareholder, payments totaling $149,000 on behalf of the shareholder to third parties, and through issuance of common stock with a value of $687,000. The balance of this note of $-0- and $680,000 as of June 30, 2004 and 2003, respectively, is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2004, the current Chief Executive Officer and the Chief Financial Officer of the Company advanced the Company $55,000 and $50,000 respectively. The balances of the notes of $55,000 and $50,000 as of June 30, 2004 are due on demand, non-interest bearing and are not collateralized.

     During the year ended June 30, 2004, a stockholder of the Company advanced the Company $185,000. The balance outstanding at June 30, 2004 of $185,000 is due on demand, non-interest bearing and is not collateralized.


Item 13. EXHIBITS

     (a)  INDEX TO EXHIBITS

          Exhibit No.    Exhibit

                         14.1     Code of Ethics For Principal Executive and Senior
                                  Financial Officers

                         31.1     Certifications of Chief Executive Officer
                                  Pursuant to Section 302 of the Sarbanes-Oxley Act
                                  of 2002

                         31.2     Certifications of Chief Financial Officer
                                  Pursuant to Section 302 of the Sarbanes-Oxley Act
                                  of 2002

                         32.1     Certifications of Chief Executive Officer Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

                         32.2     Certifications of Chief Financial Officer Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     As noted in the Form 8-K filed May 18, 2004, on April 27, 2004 the Company terminated its agreement with MIV Therapeutics, Inc. The Company entered into an agreement with MIV Therapeutics in November, 2002, to develop Endovasc's Angiogenix(TM) and a biodegradable stent. Under this agreement the Company was to contribute certain technology while MIV Therepautics Inc, was to provide funding for the research. On November 17, 2003, MIV Therepautics, Inc. was placed on notice that they were in default in the funding of the agreement; because of this default, Endovasc, Inc did not transfer the technology. MIV Therepeutics, Inc. has not been able to cure this default, and the agreement was terminated April 27, 2004.

     As noted in the Form 8-K filed June 4, 2004, on Wednesday May 26, 2004 David P. Summers tendered his resignation, in writing, from all positions with Endovasc, Inc., effective close of the business day, May 27, 2004. A special meeting of the Board of Directors was duly noticed, called and held. The resignation of Dr. David P. Summers was accepted by the Board of Directors, effective May 27, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     Ham, Langston & Brezina billed us in the aggregate amount of $48,000 and $54,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended June 30, 2004 and June 30, 2003, respectively.

AUDIT RELATED FEES

     Ham, Langston & Brezina did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the years ended June 30, 2004 and June 30, 2003 but were not reportable as audit fees.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     For the fiscal years ended June 30, 2004 and June 30, 2003, Ham, Langston & Brezina did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2004 and June 30, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

     Ham, Langston & Brezina did not bill us for professional accounting services rendered for tax related services for the years ended June 30, 2004 and June 30, 2003.

ALL OTHER FEES

     We were not billed for any other professional accounting services for the fiscal years ended June 30, 2004 and 2003.

AUDITOR INDEPENDENCE

     Our Board of Directors considers that the work done for us in the year ended June 30, 2004 by Ham, Langston & Brezina is compatible with maintaining Ham, Langston & Brezina's independence.


                                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENDOVASC, INC.


Date:  October 13, 2004                   By: /s/ Diane Dottavio
                                          ---------------------------
                                          Diane Dottavio, Ph.D.
                                          Chief Executive Officer and
                                          Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 13, 2004                   /s/ Diane Dottavio
                                          ---------------------------
                                          Diane Dottavio, Ph.D.
                                          Chief Executive Officer and
                                          Chairman of the Board


Date:  October 13, 2004                   /s/ M. Dwight Cantrell
                                          ---------------------------
                                          M. Dwight Cantrell
                                          Chief Financial Officer and
                                          Director

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
              AS OF AND FOR THE YEARS ENDED JUNE 30, 2004 AND 2003,
                AND FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996,
                                TO JUNE 30, 2004

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                          F-2

Financial Statements:

  Balance Sheet as of June 30, 2004 and 2003                               F-3

  Statement of Operations for the years ended June 30, 2004
    and 2003, and for the period from inception, June 10,
    1996, to June 30, 2004                                                 F-4

  Statement of Stockholders' Deficit for the years ended
    June 30, 2004 and 2003, and for the period from inception,
    June 10, 1996, to June 30, 2004                                        F-5

  Statement of Cash Flows for the years ended June 30, 2004
    and 2003, and for the period from inception, June 10, 1996,
    to June 30, 2004                                                      F-11

Notes to Financial Statements                                             F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Stockholders of
Endovasc, Inc.


We have audited the accompanying balance sheet of Endovasc, Inc. (a corporation in the development stage) as of June 30, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period from inception, June 10, 1996, to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Endovasc, Inc. will continue as a going concern. As shown in the financial statements and discussed in Note 16, the Company has incurred significant recurring losses from operations since inception, is in a negative working capital and stockholders' deficit position at June 30, 2004, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 16. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
September 30, 2004

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                             JUNE 30, 2004 AND 2003
                                  -----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


          ASSETS                                                     2004       2003
          ------                                                   ---------  ---------
Current assets:
  Cash and cash equivalents                                        $    116   $    120
  Accounts receivable                                                    22         98
  Other current assets                                                  375        365
                                                                   ---------  ---------

    Total current assets                                                513        583

Property and equipment, net                                             114        175
Other assets, net                                                       102        112
                                                                   ---------  ---------

      Total assets                                                 $    729   $    870
                                                                   =========  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                             $     52   $     41
  Current portion of obligations under capital leases                    30         47
  Notes payable to shareholders                                         290        680
  Accounts payable                                                      539        339
  Accrued liabilities                                                    27         17
                                                                   ---------  ---------

    Total current liabilities                                           938      1,124

Long-term debt, net of current maturities                                 -         29
Long-term obligations under capital leases                               28         58
Convertible debentures                                                    1          1
Deferred liabilities                                                     53          -
                                                                   ---------  ---------

      Total liabilities                                               1,020      1,212
                                                                   ---------  ---------

Commitment and contingencies

Stockholders' deficit:
  Common stock, $.001 par value, 200,000,000 shares authorized
    Common stock-Endovasc Series, 70,203,634 and 50,933,138
      shares issued and outstanding at June 30, 2004 and 2003,
      respectively                                                       70         51
    Common stock-NDC Series, 14,158,593 and -0- shares issued
      and outstanding at June 30, 2004 and 2003, respectively            14          -
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
    208 and 330 shares of Series A 8% cumulative convertible
    preferred stock issued and outstanding at June 30, 2004 and
    2003, respectively, stated value $100 per share                       -          -
  Additional paid-in capital                                         25,218     20,521
  Losses accumulated during the development stage                   (25,593)   (20,914)
                                                                   ---------  ---------

    Total stockholders' deficit                                        (291)      (342)
                                                                   ---------  ---------

      Total liabilities and stockholders' deficit                  $    729   $    870
                                                                   =========  =========


                     The accompanying notes are an integral
                      part of these financial statements.

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2004 AND 2003 AND
         FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2004
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          YEAR ENDED
                                                  --------------------------    INCEPTION
                                                    JUNE 30,      JUNE 30,     TO JUNE 30,
                                                      2004          2003          2004
                                                  ------------  ------------  -------------
Income:
  Revenue                                         $        71   $       287   $      1,127
  Interest income                                           1             1             30
  Other income                                              -            33             47
                                                  ------------  ------------  -------------

    Total income                                           72           321          1,204
                                                  ------------  ------------  -------------

Costs and expenses:
  Operating, general and administrative expenses        3,115         7,101         16,131
  Research and development costs                        1,647         2,809          9,457
  Interest expense                                         17            55            644
  Settlement with former employee                           -             -            408
                                                  ------------  ------------  -------------

    Total costs and expenses                            4,779         9,965         26,640
                                                  ------------  ------------  -------------

Loss attributed to minority interest                       28             -             28
                                                  ------------  ------------  -------------

Net loss before extraordinary item                     (4,679)       (9,644)       (25,408)

Extraordinary loss on extinguishment of
  convertible debentures                                    -             -           (127)
                                                  ------------  ------------  -------------

Net loss                                          $    (4,679)  $    (9,644)  $    (25,535)
                                                  ============  ============  =============

Net loss available to common stockholders         $    (4,679)  $    (9,684)
                                                  ============  ============

Weighted average shares outstanding                76,721,885    37,774,518
                                                  ============  ============

Basic and diluted net loss per common share       $     (0.06)  $     (0.26)
                                                  ============  ============


                     The accompanying notes are an integral
                      part of these financial statements.

                                                        ENDOVASC, INC.
                                           (A CORPORATION IN THE DEVELOPMENT STAGE)
                                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                          __________
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                                COMMON STOCK       COMMON STOCK       SERIES A         SERIES B         SERIES C
                               ENDOVASC SERIES      NDC SERIES     PREFERRED STOCK  PREFERRED STOCK  PREFERRED STOCK ADDITIONAL
                              ------------------  ---------------  ---------------  ---------------  ---------------  PAID-IN
                              AMOUNT    SHARES    AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  CAPITAL
                              -------  ---------  -------  ------  -------  ------  -------  ------  -------  ------  --------
Balance at inception, June
  10, 1996                    $     -          -  $     -       -  $     -       -  $     -       -  $     -       -  $      -

Stock issued for equity
  securities in 1996                2  2,332,000        -       -        -       -        -       -        -       -       300

Stock issued for purchase
  of patent rights in 1996          2  2,188,000        -       -        -       -        -       -        -       -       282

Stock issued for services
  in 1997                           2  1,702,000        -       -        -       -        -       -        -       -       354

Stock issued for cash in
  1997                              1    304,571        -       -        -       -        -       -        -       -       205

Stock issued for purchase
  of patent rights in 1997          -    200,000        -       -        -       -        -       -        -       -       200

Stock issued for services
  in 1998                           -     77,380        -       -        -       -        -       -        -       -        56

Stock subject to rescission         -          -        -       -        -       -        -       -        -       -         -

Conversion of debentures to
  common stock                      1  1,208,077        -       -        -       -        -       -        -       -       444

Stock issued for services           -    362,462        -       -        -       -        -       -        -       -       285

Losses accumulated during
  the period from inception,
  June 10, 1996, to June 30,
  1999                              -          -        -       -        -       -        -       -        -       -         -
                              -------  ---------  -------  ------  -------  ------  -------  ------  -------  ------  --------

Balance at June 30, 1999            8  8,374,490        -       -        -       -        -       -        -       -     2,126


                                             LOSSES
                                          ACCUMULATED
                                           DURING THE
                               TREASURY   DEVELOPMENT
                                STOCK        STAGE       TOTAL
                              ----------  ------------  --------
Balance at inception, June
  10, 1996                    $       -   $         -   $     -

Stock issued for equity
  securities in 1996                  -             -       302

Stock issued for purchase
  of patent rights in 1996            -             -       284

Stock issued for services
  in 1997                             -             -       356

Stock issued for cash in
  1997                                -             -       206

Stock issued for purchase
  of patent rights in 1997            -             -       200

Stock issued for services
  in 1998                             -             -        56

Stock subject to rescission         (17)            -       (17)

Conversion of debentures to
  common stock                        -             -       445

Stock issued for services             -             -       285

Losses accumulated during
  the period from inception,
  June 10, 1996, to June 30,
  1999                                -        (2,777)   (2,777)
                              ----------  ------------  --------

Balance at June 30, 1999            (17)       (2,777)     (660)


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                         ENDOVASC, INC.
                                            (A CORPORATION IN THE DEVELOPMENT STAGE)
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                        FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                                 FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                           __________
                                               (IN THOUSANDS, EXCEPT SHARE DATA)


                              COMMON STOCK      COMMON STOCK       SERIES A        SERIES B        SERIES C
                             ENDOVASC SERIES     NDC SERIES    PREFERRED STOCK PREFERRED STOCK PREFERRED STOCK ADDITIONAL
                            ------------------  --------------  --------------  --------------  --------------  PAID-IN   TREASURY
                            AMOUNT    SHARES    AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT  SHARES  AMOUNT  SHARES  CAPITAL     STOCK
                            ------  ----------  ------  ------  ------  ------  ------  ------  ------  ------  -------  ---------
Conversion of debentures
  to common stock                3   2,569,546       -       -       -       -       -       -       -       -      841         -

Stock issued for services        2   1,869,334       -       -       -       -       -       -       -       -    1,388         -

Conversion of note payable
  to shareholder to common
  stock                          1   1,250,000       -       -       -       -       -       -       -       -      147         -

Issue of common stock in
  connection with license
  agreement                      -     190,000       -       -       -       -       -       -       -       -       63         -

Issue of common stock in
  settlement of lawsuit          1     300,000       -       -       -       -       -       -       -       -      192         -

Issuance of preferred
  stock                          -           -       -       -       -  15,000       -       -       -       -    1,040         -

Net loss                         -           -       -       -       -       -       -       -       -       -        -         -
                            ------  ----------  ------  ------  ------  ------  ------  ------  ------  ------  -------  ---------

Balance at June 30, 2000        15  14,553,370       -       -       -  15,000       -       -       -       -    5,797       (17)

Issue of common stock upon
  exercise of warrants           1   1,250,000       -       -       -       -       -       -       -       -       34         -

Issue of common stock upon
  exercise of options            1   1,100,000       -       -       -       -       -       -       -       -      274         -

Issue of common stock for
  services                       2   1,770,301       -       -       -       -       -       -       -       -      300         -

Issue of warrants for ser-
  vices                          -           -       -       -       -       -       -       -       -       -      162         -

Issue of preferred stock         -           -       -       -       -  15,000       -       -       -       -    1,061         -


                              LOSSES
                           ACCUMULATED
                            DURING THE
                           DEVELOPMENT
                              STAGE      TOTAL
                            ----------  -------
Conversion of debentures
  to common stock                   -      844

Stock issued for services           -    1,390

Conversion of note payable
  to shareholder to common
  stock                             -      148

Issue of common stock in
  connection with license
  agreement                         -       63

Issue of common stock in
  settlement of lawsuit             -      193

Issuance of preferred
  stock                             -    1,040

Net loss                       (2,975)  (2,975)
                            ----------  -------

Balance at June 30, 2000       (5,752)      43

Issue of common stock upon
  exercise of warrants              -       35

Issue of common stock upon
  exercise of options               -      275

Issue of common stock for
  services                          -      302

Issue of warrants for ser-
  vices                             -      162

Issue of preferred stock            -    1,061


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                      ENDOVASC, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                     FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                              FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                        __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                  COMMON STOCK        COMMON STOCK      SERIES A           SERIES B          SERIES C
                                 ENDOVASC SERIES       NDC SERIES    PREFERRED STOCK    PREFERRED STOCK   PREFERRED STOCK
                              ---------------------  --------------  ----------------  -----------------  ---------------
                              AMOUNT      SHARES     AMOUNT  SHARES  AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT  SHARES
                              -------  ------------  ------  ------  ------  --------  ------  ---------  ------  -------
Conversion of preferred
  stock to common stock           16    16,501,251        -       -       -  (14,240)       -          -       -        -

Dividends declared on pre-
  ferred stock                     -             -        -       -       -        -        -          -       -        -

Issue of common stock as
  payment of dividends on
  preferred stock                  1       840,383        -       -       -        -        -          -       -        -

Conversion of note payable
  to shareholder to common
  stock                            4     4,210,526        -       -       -        -        -          -       -        -

Issue of common stock for
  cash                             -        27,500        -       -       -        -        -          -       -        -

Net loss                           -             -        -       -       -        -        -          -       -        -
                              -------  ------------  ------  ------  ------  --------  ------  ---------  ------  -------

Balance at June 30, 2001          40    40,253,331        -       -       -   15,760        -          -       -        -

Exchange of common and trea-
  sury stock for Series B
  preferred stock                (24)  (24,008,545)       -       -       -        -        2  2,400,855       -        -

Issue of Series C preferred
  stock for services               -             -        -       -       -        -        -          -       -  350,000

Issue of common stock for
  services and financing
  costs                           14    14,012,130        -       -       -        -        -          -       -        -

Issue of common stock for
  lawsuit settlement               8     8,000,000        -       -       -        -        -          -       -        -

Purchase of treasury stock         -             -        -       -       -        -        -          -       -        -

Purchase of treasury stock
  for note payable to stock-
  holders                          -             -        -       -       -        -        -          -       -        -


                                                      LOSSES
                                                    ACCUMULATED
                             ADDITIONAL             DURING THE
                              PAID-IN    TREASURY   DEVELOPMENT
                              CAPITAL     STOCK        STAGE       TOTAL
                              --------  ---------  -------------  -------
Conversion of preferred
  stock to common stock           (16)         -              -        -

Dividends declared on pre-
  ferred stock                      -          -           (135)    (135)

Issue of common stock as
  payment of dividends on
  preferred stock                  64          -              -       65

Conversion of note payable
  to shareholder to common
  stock                           439          -              -      443

Issue of common stock for
  cash                              6          -              -        6

Net loss                            -          -         (2,842)  (2,842)
                              --------  ---------  -------------  -------

Balance at June 30, 2001        8,121        (17)        (8,729)    (585)

Exchange of common and trea-
  sury stock for Series B
  preferred stock                  17          5              -        -

Issue of Series C preferred
  stock for services              210          -              -      210

Issue of common stock for
  services and financing
  costs                           875          -              -      889

Issue of common stock for
  lawsuit settlement              400          -              -      408

Purchase of treasury stock          -         (5)             -       (5)

Purchase of treasury stock
  for note payable to stock-
  holders                           -       (560)             -     (560)


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                          ENDOVASC, INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                         FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                                  FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                            __________
                                                (IN THOUSANDS, EXCEPT SHARE DATA)


                                 COMMON STOCK        COMMON STOCK      SERIES A          SERIES B          SERIES C
                                ENDOVASC SERIES       NDC SERIES    PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK ADDITIONAL
                             ---------------------  --------------  ---------------  -----------------  ---------------  PAID-IN
                             AMOUNT      SHARES     AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT   SHARES    AMOUNT  SHARES   CAPITAL
                             -------  ------------  ------  ------  ------  -------  ------  ---------  ------  -------  --------
Issue of treasury stock for
  conversion of preferred
  stock to common stock           -             -        -       -       -    (240)       -          -       -        -     (182)

Conversion of preferred
  stock to common stock          27    26,546,674        -       -       -  (7,651)       -          -       -        -      (27)

Dividends declared on pre-
  ferred stock                    -             -        -       -       -       -        -          -       -        -        -

Issue of common stock as
  payment of dividends on
  preferred stock                 2     2,379,913        -       -       -       -        -          -       -        -       64

Conversion of debentures to
  common stock                    6     5,945,870        -       -       -       -        -          -       -        -      166

Issue of treasury stock for
  conversion of debentures
  to common stock                 -             -        -       -       -       -        -          -       -        -     (324)

Conversion of note payable
  to stockholder to common
  stock                          13    12,650,000        -       -       -       -        -          -       -        -      913

Issue of common stock as
  payment of interest on
  debentures                      -       317,433        -       -       -       -        -          -       -        -        9

Issue of common stock for
  cash                            1     1,245,800        -       -       -       -        -          -       -        -       68

Effect of the beneficial
  conversion feature of the
  convertible debentures          -             -        -       -       -       -        -          -       -        -      171

Effect of 40 to 1 reverse
  common stock split            (85)  (85,159,031)       -       -       -       -        -          -       -        -       85

Net loss                          -             -        -       -       -       -        -          -       -        -        -
                             -------  ------------  ------  ------  ------  -------  ------  ---------  ------  -------  --------

Balance at June 30, 2002          2     2,183,575        -       -       -   7,869        2  2,400,855       -  350,000   10,566

Issue of common stock for
  services and financing
  costs                           5     3,888,186        -       -       -       -        -          -       -        -    4,131


                                          LOSSES
                                        ACCUMULATED
                                        DURING THE
                              TREASURY  DEVELOPMENT
                               STOCK       STAGE      TOTAL
                             ---------  -----------  -------
Issue of treasury stock for
  conversion of preferred
  stock to common stock           182            -        -

Conversion of preferred
  stock to common stock             -            -        -

Dividends declared on pre-
  ferred stock                      -         (103)    (103)

Issue of common stock as
  payment of dividends on
  preferred stock                   -            -       66

Conversion of debentures to
  common stock                      -            -      172

Issue of treasury stock for
  conversion of debentures
  to common stock                 378            -       54

Conversion of note payable
  to stockholder to common
  stock                             -            -      926

Issue of common stock as
  payment of interest on
  debentures                        -            -        9

Issue of common stock for
  cash                              -            -       69

Effect of the beneficial
  conversion feature of the
  convertible debentures            -            -      171

Effect of 40 to 1 reverse
  common stock split                -            -        -

Net loss                            -       (2,398)  (2,398)
                             ---------  -----------  -------

Balance at June 30, 2002          (17)     (11,230)    (677)

Issue of common stock for
  services and financing
  costs                             -            -    4,136


   The accompanying notes are an integral part of these financial statements.
                                    Continued

                                                      ENDOVASC, INC.
                                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                     FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                              FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                        __________
                                            (IN THOUSANDS, EXCEPT SHARE DATA)


                               COMMON STOCK       COMMON STOCK      SERIES A           SERIES B             SERIES C
                              ENDOVASC SERIES      NDC SERIES    PREFERRED STOCK    PREFERRED STOCK      PREFERRED STOCK
                            -------------------  --------------  ---------------  --------------------  -----------------
                            AMOUNT    SHARES     AMOUNT  SHARES  AMOUNT  SHARES   AMOUNT     SHARES     AMOUNT   SHARES
                            ------  -----------  ------  ------  ------  -------  -------  -----------  ------  ---------
Issue of common stock for
  assets                         -     185,000        -       -       -       -        -            -        -         -

Conversion of preferred
  stock to treasury stock        -     121,000        -       -       -       -        -      (12,100)       -         -

Conversion of preferred
  stock to common stock         31  31,320,592        -       -       -  (7,594)      (2)  (2,388,755)       -  (350,000)

Dividends declared on pre-
  ferred stock                   -           -        -       -       -       -        -            -        -         -

Issue of common stock as
  payment of dividends on
  preferred stock                -     100,753        -       -       -       -        -            -        -         -

Conversion of convertible
  debentures to common
  stock                          -     363,900        -       -       -       -        -            -        -         -

Conversion of liabilities
  to common stock                1     873,530        -       -       -       -        -            -        -         -

Issue of warrants for ser-
  vices                          -           -        -       -       -       -        -            -        -         -

Issue of common stock for
  exercise of warrants           3   2,579,562        -       -       -       -        -            -        -         -

Issue of common stock for
  cash                           1   1,236,335        -       -       -       -        -            -        -         -

Retirement of treasury
  stock                          -     (52,125)       -       -       -       -        -            -        -         -

Effect of a 6 to 5 for-
  ward stock split               8   8,132,830        -       -       -      55        -            -        -         -

Net loss                         -           -        -       -       -       -        -            -        -         -
                            ------  -----------  ------  ------  ------  -------  -------  -----------  ------  ---------

Balance at June 30, 2003        51  50,933,138        -       -       -     330        -            -        -         -


                                                      LOSSES
                                                    ACCUMULATED
                            ADDITIONAL              DURING THE
                              PAID-IN    TREASURY   DEVELOPMENT
                              CAPITAL      STOCK       STAGE      TOTAL
                            -----------  ---------  -----------  -------
Issue of common stock for
  assets                           197          -            -      197

Conversion of preferred
  stock to treasury stock            5         (5)           -        -

Conversion of preferred
  stock to common stock            (29)         -            -        -

Dividends declared on pre-
  ferred stock                       -          -          (40)     (40)

Issue of common stock as
  payment of dividends on
  preferred stock                   47          -            -       47

Conversion of convertible
  debentures to common
  stock                            170          -            -      170

Conversion of liabilities
  to common stock                  726          -            -      727

Issue of warrants for ser-
  vices                          3,682          -            -    3,682

Issue of common stock for
  exercise of warrants             610          -            -      613

Issue of common stock for
  cash                             446          -            -      447

Retirement of treasury
  stock                            (22)        22            -        -

Effect of a 6 to 5 for-
  ward stock split                  (8)         -            -        -

Net loss                             -          -       (9,644)  (9,644)
                            -----------  ---------  -----------  -------

Balance at June 30, 2003        20,521          -      (20,914)    (342)


   The accompanying notes are an integral part of these financial statements.

                                                       ENDOVASC, INC.
                                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT), CONTINUED
                                      FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
                               FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996 TO JUNE 30, 2004
                                                         __________
                                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                  COMMON STOCK          COMMON STOCK        SERIES A          SERIES B         SERIES C
                                 ENDOVASC SERIES         NDC SERIES      PREFERRED STOCK   PREFERRED STOCK  PREFERRED STOCK
                               -------------------  -------------------  ----------------  ---------------  ---------------
                               AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT   SHARES   AMOUNT   SHARES  AMOUNT   SHARES
                               -------  ----------  -------  ----------  -------  -------  -------  ------  -------  ------
Issuance of common stock for
  services                           6   5,774,322        -           -        -       -         -       -        -       -

Issuance of common stock for
  lawsuit settlement                 -     500,000        -           -        -       -         -       -        -       -

Conversion of liabilities to
  common stock                       -     674,161        -           -        -       -         -       -        -       -

Conversion of note payable
  to stockholder to common
  stock                              2   1,800,000        -           -        -       -         -       -        -       -

Issuance of common stock for
  cash                               8   7,615,737        -           -        -       -         -       -        -       -

Issuance of common stock for
  exercise of warrants and
  options                            3   2,850,758        -           -        -       -         -       -        -       -

Conversion of preferred stock
  to common stock                    -      55,518        -           -        -    (122)        -       -        -       -

4 to 1 stock dividend through
  issuance of common stock-
  NDC Series                         -           -       14  14,158,593        -       -         -       -        -       -

Issuance of stock options/
  warrants for services              -           -        -           -        -       -         -       -        -       -

Net loss                             -           -        -           -        -       -         -       -        -       -
                               -------  ----------  -------  ----------  -------  -------  -------  ------  -------  ------

Balance at June 30, 2004       $    70  70,203,634  $    14  14,158,593  $     -     208   $     -       -  $     -       -
                               =======  ==========  =======  ==========  =======  =======  =======  ======  =======  ======


                                                        LOSSES
                                                      ACCUMULATED
                               ADDITIONAL             DURING THE
                                PAID-IN     TREASURY  DEVELOPMENT
                                CAPITAL      STOCK       STAGE       TOTAL
                               ----------  ---------  ------------  --------
Issuance of common stock for
  services                         1,614           -            -     1,620

Issuance of common stock for
  lawsuit settlement                 125           -            -       125

Conversion of liabilities to
  common stock                       163                                163

Conversion of note payable
  to stockholder to common
  stock                              685           -            -       687

Issuance of common stock for
  cash                             1,215           -            -     1,223

Issuance of common stock for
  exercise of warrants and
  options                            556           -            -       559

Conversion of preferred stock
  to common stock                      -           -            -         -

4 to 1 stock dividend through
  issuance of common stock-
  NDC Series                         (14)         -            -         -

Issuance of stock options/
  warrants for services              353           -            -       353

Net loss                               -           -       (4,679)   (4,679)
                               ----------  ---------  ------------  --------

Balance at June 30, 2004       $  25,218   $       -     $(25,593)  $  (291)
                               ==========  =========  ============  ========


   The accompanying notes are an integral part of these financial statements.

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004 AND 2003, AND
         FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO JUNE 30, 2004
                                   __________
                                 (IN THOUSANDS)

                                                              YEAR ENDED
                                                        ----------------------    INCEPTION
                                                         JUNE 30,    JUNE 30,    TO JUNE 30,
                                                           2004        2003          2004
                                                        ----------  ----------  -------------
Cash flows from operating activities:
  Net loss                                              $  (4,679)  $  (9,644)  $    (25,535)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Common stock, preferred stock and warrants
      issued as compensation for services, financing
      costs and lawsuit settlement                          2,098       7,818         13,833
    Extraordinary loss                                          -           -            127
    Write down of long-lived assets to fair value               -           -            285
    Depreciation and amortization expense                      77          75            294
    Deferred income tax expense                                 -           -              8
    Amortization of discount on convertible debentures          -           -            421
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               76         116            (22)
      Decrease (increase) in other assets                      15        (100)          (220)
      Increase in accounts payable and
        accrued liabilities                                   373         257          1,757
      Increase in deferred liabilities                         53           -             53
                                                        ----------  ----------  -------------

        Net cash used in operating activities              (1,987)     (1,478)        (8,999)
                                                        ----------  ----------  -------------

Cash flows from investing activities:
  Capital expenditures                                         (1)        (10)          (158)
  Proceeds received from repayment of loan to
    stockholder                                                 -           -             72
                                                        ----------  ----------  -------------

        Net cash used in investing activities                  (1)        (10)           (86)
                                                        ----------  ----------  -------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                       -           -            337
  Proceeds from sale of common stock                        1,223         447          1,916
  Proceeds from exercise of warrants                          529         613          1,177
  Proceeds from sale of convertible debenture and
    related conversion feature                                  -           -          1,437
  Net proceeds from issuance of preferred stock                 -           -          2,263
  Issuance of long-term debt and notes payable                398         287          1,099
  Repayment of long-term debt and notes payable              (416)       (341)          (874)
  Payments of obligations under capital leases                (47)        (21)          (129)
  Proceeds from advances from stockholders                    495         793          2,371
  Repayments of notes to stockholder                         (198)       (171)          (374)
  Purchase of treasury stock                                    -           -            (22)
                                                        ----------  ----------  -------------

        Net cash provided by financing activities           1,984       1,607          9,201
                                                        ----------  ----------  -------------

Net (decrease) increase in cash and cash equivalents           (4)        119            116

Cash and cash equivalents at beginning of year                120           1              -
                                                        ----------  ----------  -------------

Cash and cash equivalents at end of year                $     116   $     120   $        116
                                                        ==========  ==========  =============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                        $      17   $      52   $        185
                                                        ==========  ==========  =============

  Cash paid for income taxes                            $       -   $       -   $          -
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

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

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

     Effective June 27, 2003, the Company's board of directors approved the creation of a wholly-owned subsidiary named Nutraceutical Development Corporation ("NDC") to manage its Nutraceutical product line (Note 20). In addition, during the year ended June 30, 2004, the Company acquired a controlling interest in two joint ventures that have been consolidated in the accompanying financial statements (Note 21). The consolidated financial statements include the accounts of the Company, its subsidiary and its majority owned joint venture investments. All intercompany accounts and transactions are eliminated in consolidation.

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

     STOCK-BASED  COMPENSATION
     -------------------------

     The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

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

     If the Company had reported net income for the years ended June 30, 2004 or 2003, the calculation of diluted net income per share would not have included any additional common equivalent shares.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     LONG-LIVED  ASSETS  INCLUDING GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
     ---------------------------------------------------------------------------

     The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. There was no impairment of long-lived assets in the years ended June 30, 2004 and 2003.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     LONG-LIVED ASSETS INCLUDING GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS,
     --------------------------------------------------------------------------
     CONTINUED
     ---------

     The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company was not affected by this requirement as it does not have any goodwill or intangible assets with indefinite useful lives as of June 30, 2004 or 2003.

     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 10 years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets during the years ended June 30, 2004 and 2003.


     CONCENTRATION  OF  CREDIT  RISK
     -------------------------------

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at June 30, 2004 and June 30, 2003. In addition, the sponsor under the external research agreement represented 100% of the Company's revenues for the year ended June 30, 2004.


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

     The costs of obtaining the license of $163 were capitalized and included in other assets in the accompanying balance sheet. These costs are being amortized on a straight line basis over the term of the agreement. Amortization expense during each of the years ended June 30, 2004 and 2003 was $15.


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


3.   RESEARCH  AGREEMENT
     -------------------

     Effective  July  1,  2001,  the  Company  entered into an External Research
     Agreement with another company (the "Sponsor") whereby the Sponsor agreed to assist in the funding of the Company's research and development related to its Nicotine Receptor Agonist technology for one year with the option to extend the agreement for an additional one year term. The Sponsor agreed to fund $512 which was recorded as revenue in the statement of operations for the year ended June 30, 2002. The option to extend this agreement for an additional one year term was exercised. The extension increased the funding to $730 and resulted in $147 of revenue for the year ended June 30, 2003. The agreement was verbally extended subsequent to July 1, 2003 to extend the time allowed to receive the maximum funding, resulting in additional revenue of $71 during the year ended June 30, 2004.


4.   OTHER  CURRENT  ASSETS
     ----------------------

     Other current assets at June 30, 2004 and 2003 consists of the following (in thousands):

                                                                2004   2003
                                                                -----  -----

     Other receivable                                           $  30  $  29
     Prepaid license                                               58     58
     Prepaid supplies                                             278    278
     Prepaid insurance                                              9      -
                                                                -----  -----

                                                                $ 375  $ 365
                                                                =====  =====


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


5.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at June 30, 2004 and 2003 consists of the following (in thousands):

                                                          2004    2003
                                                         ------  ------
     Office furniture, fixtures and equipment            $ 319   $ 321

     Less accumulated depreciation                        (205)   (146)
                                                         ------  ------

                                                         $ 114   $ 175
                                                         ======  ======

     Depreciation expense during the years ended June 30, 2004 and 2003 was $62 and $59, respectively. Included in property and equipment at June 30, 2004 and 2003 is equipment under capital leases of $182.


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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

7.   NOTES  PAYABLE
     --------------

     Notes payable at June 30, 2004 and 2003 consist of the following (in thousands):

                                                                2004    2003
                                                               ------  ------
     Note payable to a financial institution, bearing
       interest at prime (4% at June 30, 2004) with
       interest due monthly and principal due on demand.
       Note is uncollateralized but is guaranteed by two
       stockholders of the Company.                            $  46   $  56

     Note payable to a financial institution, bearing
       interest at prime (4% at June 30, 2004) plus
       1.5% or an annual rate of 6%, whichever is higher,
       principal and interest due on demand, with monthly
       interest payments due until demand is made or at
       maturity on November 7, 2003.  This note is
       collateralized by personal property of a stockholder
       of the Company.                                             -      14

     Note payable to a financial institution, bearing
       interest at rates ranging from 16% to 18%
       and due in 9 monthly installments of $924.                  6       -
       Notes are uncollateralized.

     Notes payable to stockholders, non-interest bearing
       and due on demand.  These notes are uncollateralized.     290     680
                                                               ------  ------

         Total notes payable                                     342     750

     Less current maturities                                    (342)   (721)
                                                               ------  ------

                                                               $   -   $  29
                                                               ======  ======


8.   ACCRUED  LIABILITIES
     --------------------

     Accrued liabilities at June 30, 2004 and 2003 consist of the following (in thousands):

                                                            2004   2003
                                                            -----  -----
     Accrued payroll and related taxes                      $  20  $   6
     Dividends payable                                          7      7
     Other accrued expenses                                     -      4
                                                            -----  -----

                                                            $  27  $  17
                                                            =====  =====


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


9.   INCOME  TAX
     -----------

     The composition of deferred tax assets and the related tax effects at June 30, 2004 and 2003 are as follows (in thousands):

                                                          2004      2003
                                                        --------  --------
     Benefit from carryforward of net operating losses  $ 4,803   $ 3,925

     Less valuation allowance                            (4,803)   (3,925)
                                                        --------  --------

       Net deferred tax asset                           $     -   $     -
                                                        ========  ========


     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows (in thousands):

                                          2004                   2003
                                ---------------------  ---------------------
                                 PERCENTAGE             PERCENTAGE
                                 OF PRE-TAX             OF PRE-TAX
                                   AMOUNT      LOSS       AMOUNT       LOSS
                                ------------  -------  ------------  --------

     Benefit for income tax at
       federal statutory rate   $     1,591     34.0%  $     3,279      34.0%
     Non-deductible expenses           (713)  (15.2%)       (1,559)    (16.2)
     Increase in valuation
       allowance                       (878)  (18.8%)       (1,720)    (17.8)
                                ------------  -------  ------------  --------

       Total                    $         -        -%  $         -         -%
                                ============  =======  ============  ========


     The non-deductible expenses relate primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

     At June 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $14,140 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2016 and 2024 and could be subject to severe limitations if significant ownership changes occur in the Company.


10.  COMMON  STOCK
     -------------

     During the year ended June 30, 2003, the board of directors approved the purchase by the Company of up to 2% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the years ended June 30, 2004 or 2003.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.  STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option or warrant granted is determined by the fair market value of the stock on the date of grant. All of the following have been adjusted for the effect of the 5 to 6 forward stock split and the 40 to 1 reverse stock split (See Note 13), unless otherwise noted.

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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

     In May 2003, the Company adopted the 2003 Stock Compensation Plan (the "Plan") in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock, stock options or warrants granted under the Plan are at the discretion of the board of directors but will expire not more than ten years from the date of grant. During the year ended June 30, 2004, the Company issued stock options and warrants to two consultants to acquire 2,850,758 shares of the Company's common stock at prices ranging from $0.15-$0.29, all of which were exercised during the year.

     The Company has issued stock options to employees and non-employee consultants as follows:

                              NUMBER OF SHARES                                             WEIGHTED
                          ----------------------                                           AVERAGE
                                        NON-                    EXERCIS-       EXERCISE    EXERCISE
                          EMPLOYEE    EMPLOYEE       TOTAL        ABLE          PRICE       PRICE
                          ---------  -----------  -----------  -----------  -------------  --------
     Options outstanding
       at June 30, 2002     10,516       29,250       39,766       39,766   $13.33-$33.33  $  14.00

     Options expired             -            -            -            -
                          ---------  -----------  -----------  -----------

     Options outstanding
       at June 30, 2003     10,516       29,250       39,766       39,766   $13.33-$33.33  $  14.00

     Options expired       (10,516)     (29,250)     (39,766)     (39,766)  $13.33-$33.00  $  14.00

     Options issued              -    1,850,758    1,850,758    1,850,758   $  0.17-$0.29  $   0.22

     Options exercised           -   (1,850,758)  (1,850,758)  (1,850,758)  $  0.17-$0.29  $   0.22
                          ---------  -----------  -----------  -----------
     Options outstanding
       at June 30, 2004          -            -            -            -
                          =========  ===========  ===========  ===========


     During the year ended June 30, 2004 and 2003, the Company issued stock warrants to certain companies in payment of stock offering costs and for consulting services, some of which were subsequently exercised, as follows:


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

                                                                             WEIGHTED
                                                                              AVERAGE
                                   NUMBER OF                    EXERCISE     EXERCISE
                                    SHARES     EXERCISABLE       PRICE         PRICE
                                  -----------  ------------  --------------  ---------
     Warrants outstanding at
       June 30, 2002                  73,325        73,325   $  2.40-$75.60  $   16.00

     Effect of change in warrant
       agreement                   2,193,750     2,193,750   $   0.13-$0.50  $    0.23

     Warrants issued                 816,490       816,490    70% of market  $    0.96
                                                               price-$1.50

     Warrants exercised           (2,579,562)   (2,579,562)  $   0.13-$0.39  $    0.24

     Warrants expired               (178,763)     (178,763)  $  0.50-$75.60  $    3.99

     Effect of 6:5 stock split        65,048        65,048   $   1.25-$3.33  $    1.30
                                  -----------  ------------

     Warrants outstanding at
       June 30, 2003                 390,288       390,288   $   1.25-$3.33  $    1.30

     Warrants issued               1,000,000     1,000,000   $   0.15-$0.20  $    0.17

     Warrants exercised           (1,000,000)   (1,000,000)  $   0.15-$0.20  $    0.17

     Warrants expired                (51,036)      (51,036)  $         1.25  $    1.25
                                  -----------  ------------
     Warrants outstanding at
       June 30, 2004                 339,252       339,252   $   1.25-$3.33  $    1.30
                                  ===========  ============

     Following is a summary of outstanding warrants at June 30, 2004:

     NUMBER OF SHARES  VESTED   EXPIRATION DATE  EXERCISE PRICE
     ----------------  -------  ---------------  ---------------

                7,500    7,500  May 2005         $          3.33
                9,600    9,600  October 2005     $          1.25
              319,152  319,152  January 2006     $          1.25
                3,000    3,000  August 2006      $          2.00
     ----------------  -------

              339,252  339,252
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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


11.  STOCK  OPTIONS  AND  WARRANTS,  CONTINUED
     -----------------------------------------

     Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003.

                                           2004      2003
                                         ---------  -------

     Risk-free interest rate                 3.75%    5.00%
     Dividend yield                             -        -
     Volatility                               190%      50%
     Weighted average and expected life  2 months   1 year

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

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company's proforma information is as follows (in thousands, except per share data):

                                                           2004      2003
                                                         --------  --------

     Net loss available to common stockholders           $(4,679)  $(9,644)

     Proforma net loss available to common stockholders  $(4,679)  $(9,644)

     Proforma basic and dilutive loss per share          $ (0.06)  $ (0.26)


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

     The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company's common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the years ended June 30, 2004, 2003, 2002 and 2001, 122, 7,594, 7,651 and 14,240 shares of preferred stock were converted to 55,518, 1,737,798, 26,546,674 and 16,501,251 shares of common stock, respectively. In addition, in 2002, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock. The preferred stock shares outstanding increased by 55 during the year ended June 30, 2003 as a result of the forward stock split.

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

     In May 2002, 350,000 shares of the Series C convertible preferred stock were issued to two consultants for services performed for the Company. The cost associated with the issuance of these shares was $210.

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

     Effective March 31, 2003, the Company's board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company's common stock and preferred stock approved a reversal of the previous reincorporation in Delaware and a new reincorporation from the State of Delaware back into the State of Nevada. This new reincorporation was accomplished by a merger of the Company into Endovasc, Inc., a new Nevada corporation. Under the terms of the merger, holders of the Company's common and preferred stock received 1.20 shares of Endovasc, Inc. common and preferred stock in exchange for one share of the Company's common and preferred stock resulting in a 6 to 5 forward stock split. The effect of the 6 to 5 forward stock split was recognized retroactively in the stockholders' equity accounts. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common and preferred stock account to the additional paid-in capital account.


14.  LOSS  PER  COMMON  SHARE
     ------------------------

     The following table sets forth the computation of basic and diluted net loss per common share:

                                                       2004      2003
                                                     --------  --------
     Basic and diluted loss per common share:
       Net loss before extraordinary item            $(4,679)  $(9,644)
       Preferred stock dividends                           -       (40)
                                                     --------  --------

         Net loss available for common shareholders  $(4,679)  $(9,684)
                                                     ========  ========


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


15.  COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     LEGAL  PROCEEDINGS
     ------------------

     In March 2003, Francis C. Pizzulli ("Pizzulli") filed a lawsuit against the Company and others in the Los Angeles Superior Court Case No. BC291463 seeking damages for alleged breach of contract, damages for alleged misrepresentations, and to invalidate a merger/reverse stock split of the Company. The Company denied any and all liability in the lawsuit. Without the admission of any liability by either Pizzulli or the Company, in February 2004, the Company agreed to issue to Pizzulli 500,000 shares of common stock of the Company valued at $125 to settle the lawsuit. The common stock was issued during the year ended June 30, 2004.

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On June 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On June 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas, Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On June 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     During the year ended December 31, 2004, a counterclaim under Cause No. 03-04-02939-CV (AAA Arbitration No. 79-181-00037-03TMS), "Marco D.
     Carnevale vs. Endovasc Corporation" was filed against the Company in the 359th Judicial District Court of Montgomery County, Texas. Carnevale filed a complaint against the Company for alleged breach of contract and damages. Without the admission of any liability, subsequent to June 30, 2004, the Company agreed to issue to Carnevale $33 of cash or shares of common stock of the Company valued at $33 to settle the claim.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


15.  COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     -------------------------------------------

     The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. This matter was scheduled for mediation on September 27, 2004. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying financial statements.

     LEASES
     ------

     The Company has entered into a five year lease agreement for office space which is accounted for as an operating lease. Lease payments of $11 are due monthly until May 2008. Rent expense for the years ended June 30, 2004 and 2003 was $144 and $50, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2007. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

                                                         OPERATING    CAPITAL
                                                           LEASE       LEASES
                                                         ----------  ---------

     2005                                                $      137  $     39
     2006                                                       137        28
     2007                                                       137         1
     2008                                                       125         -
                                                         ----------  ---------

     Total payments                                      $      536  $     68
                                                         ==========

     Less amount representing interest                                    (10)
                                                                     ---------

     Present value of minimum lease payments                               58

     Less current portion                                                 (30)
                                                                     ---------

Obligations under capital lease, net of current portion             $       28
                                                                    ==========


16.  GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 2004 and 2003, the Company incurred net losses (in thousands) of $(4,679) and $(9,644), respectively, and negative cash flows from operations of $(1,987) and $(1,478), respectively. These factors, along with a $(425) negative working capital position at June 30, 2004, raise substantial doubt about the Company's ability to continue as a going concern.

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


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


16.  GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - The Company originally anticipated the generation of approximately $500 in revenue from its Nutraceutical product in the third and fourth quarters of the year ending June 30, 2004. The anticipated revenue to be generated by the launch of the Nutraceutical product line has been delayed pending certain problems with formulation. The Company has made the required changes and anticipates launching the product during the year ending June 30, 2005.

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

17.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended June 30, 2004 and 2003, and for the period of inception, June 10, 1996 to June 30, 2004 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

                                                                INCEPTION
                                                  2004   2003    TO DATE
                                                  -----  -----  ----------

     Common stock issued in exchange for
       equity securities                          $   -  $   -  $      302
                                                  =====  =====  ==========

     Common and treasury stock issued upon
       conversion of debentures and interest on
       debentures                                 $   -  $ 173  $    1,697
                                                  =====  =====  ==========

     Common and preferred stock issued for ser-
       vices and license and patent rights        $   -  $   -  $    2,634
                                                  =====  =====  ==========

     Common stock issued in settlement of
       lawsuit and related liabilities            $   -  $   -  $      601
                                                  =====  =====  ==========

     Common stock issued for payment of accounts
       payable and accrued liabilities            $ 163  $ 724  $      887
                                                  =====  =====  ==========

     Common stock issued for assets               $   -  $ 197  $      197
                                                  =====  =====  ==========

     Conversion of note payable to shareholder
       to common stock                            $ 687  $   -  $    2,190
                                                  =====  =====  ==========

     Conversion of dividends payable to
       common stock                               $   -  $  47  $      178
                                                  =====  =====  ==========


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


17.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------

     Reduction of note payable to stockholder
       and accrued liabilities through exercise
       of stock options                          $    -  $    -  $275
                                                 ======  ======  ====

     Issuance of notes payable for insurance     $    -  $    -  $ 37
                                                 ======  ======  ====

     Issuance of notes payable for the purchase
       of equipment                              $    -  $   56  $180
                                                 ======  ======  ====

     Dividends declared on preferred stock       $    -  $   40  $143
                                                 ======  ======  ====

     Receipt of treasury stock for note payable
       to stockholders                           $    -  $    -  $560
                                                 ======  ======  ====

     Issuance of common stock for receivable     $   30  $    -  $ 30
                                                 ======  ======  ====


18.  401(K)  PLAN
     ------------

     The Endovasc, Inc. 401(k) Plan (the "Plan"), which was implemented in June 2001 was terminated in November of 2003. The Plan covered all of the Company's employees who are United States citizens, at least 21 years of age and have completed at least six months of service with the Company. Pursuant to the Plan, employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provided for the Company to make discretionary contributions as authorized by the board of directors; however, no Company contributions were made in the years ended June 30, 2004 and 2003.


19.  RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the year ended June 30, 2003, the former Chief Executive Officer of the Company advanced $793 to the Company in the form of a note payable to stockholder and received $171 for partial repayment of this note payable to stockholder. During the year ended June 30, 2004, the former Chief Executive Officer of the Company advanced an additional $205 to the Company under the existing note payable which had a balance of $680 as of June 30, 2003. During the year ended June 30, 2004, the Company repaid $885 of the note through a $49 cash payment to the shareholder, payments totaling $149 on behalf of the shareholder to third parties, and through issuance of common stock with a value of $687. The balance of this note of $-0- and $680 as of June 30, 2004 and 2003, respectively, is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2004, the current Chief Executive Officer and the Chief Financial Officer of the Company advanced the Company $55 and $50, respectively. The balances of the notes of $55 and $50 as of June 30, 2004 are due on demand, non-interest bearing and are not collateralized.

     During the year ended June 30, 2004, a stockholder of the Company advanced the Company $185. The balance outstanding at June 30, 2004 of $185 is due on demand, non-interest bearing and is not collateralized.


                                    Continued

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


20.  NDC  SUBSIDIARY
     ---------------

     During the year ended June 30, 2004, the Company's board of directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the year ended June 30, 2004, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of June 30, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the year ended June 30, 2004 is $33 of expenses of NDC.


21.  JOINT  VENTURES
     ---------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of June 30, 2004, the Company has not purchased the promissory note. The Company has a 56% controlling interest in the Partnership as the result of additional contributions to the Partnership; as a result, the activity of the Partnership has been consolidated in the accompanying financial statements for the period from August 12, 2003 to June 30, 2004. The activity that was consolidated includes $129 of costs and expenses and $64 of current liabilities.

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. As of June 30, 2004, the
     Company has not purchased the promissory note. The Company has a 63% controlling interest in the Joint Venture as the result of additional contributions to the Joint Venture; as a result, the activity of the Partnership has been consolidated in the accompanying financial statements for the period from November 2003 to June 2004. The activity that was consolidated includes $221 of costs and expenses, $2 of cash and $186 of current liabilities.


22.  SUBSEQUENT  EVENTS
     ------------------

     On September 17, 2004, the Company made the election to become a business development company. As part of this election, the Company has certified that it will be operated for the purpose of making investments in securities described in sections 55(a) (1) through (3) of the Investment Company Act of 1940 and that it will make available significant managerial assistance with respect to issuers of such securities to the extent required by the Act.