Form 10QSB
period 2004-09-30
ENDOVASC INC
filed 2004-11-22
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10QSB


[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934  for  the  Quarterly  Period  Ended  September 30, 2004.

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

     Yes  [X]          No  [ ]


     As of November 10, 2004, 82,698,546 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. were outstanding.

                      PART I
               FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  ----------------------------------------------

         Balance Sheet as of September 30, 2004 and
           June 30, 2004                                 3

         Statement of Operations for the three months
           ended September 30, 2004 and 2003, and for
           the period from inception, June 10, 1996,
           to September 30, 2004                         4

         Statement of Stockholders' Deficit for the
           three months ended September 30, 2004         5

         Statement of Cash Flows for the three months
           ended September 30, 2004 and 2003, and for
           the period from inception, June 10, 1996,
           to September 30, 2004                         6

         Notes to Financial Statements                   7

                                      ENDOVASC, INC.
                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                                       BALANCE SHEET
                            SEPTEMBER 30, 2004 AND JUNE 30, 2004

                                       --------------
                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     SEPTEMBER     JUNE 30,
                                                                     30, 2004        2004
     ASSETS                                                         (UNAUDITED)     (NOTE)
     ------                                                        ------------  ----------

Current assets:
  Cash and cash equivalents                                        $         -   $     116
  Accounts receivable                                                       22          22
  Other current assets                                                     317         375
                                                                   ------------  ----------

    Total current assets                                                   339         513

Property and equipment, net                                                 98         114
Other assets, net                                                           98         102
                                                                   ------------  ----------

      Total assets                                                 $       535   $     729
                                                                   ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                             $        52   $      52
  Current portion of obligations under capital leases                       30          30
  Notes payable to shareholders                                            312         290
  Accounts payable                                                         622         539
  Accrued liabilities                                                       18          27
                                                                   ------------  ----------

    Total current liabilities                                            1,034         938

Long-term obligations under capital leases                                  23          28
Convertible debentures                                                       1           1
Deferred liabilities                                                        49          53
                                                                   ------------  ----------

      Total liabilities                                                  1,107       1,020
                                                                   ------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
    208 shares of Series A 8% cumulative convertible
    preferred stock issued and outstanding at September 30, 2004
    and June 30, 2004, stated value $100 per share                           -           -
  Common stock, $.001 par value, 200,000,000 shares authorized
    Common stock-Endovasc Series, 72,733,634 and 70,203,634
      shares issued and outstanding at September 30, 2004 and
      June 30, 2004, respectively                                           73          70
    Common stock-NDC Series, 14,158,593 shares issued and out-
      standing at September 30, 2004 and June 30, 2004                      14          14
  Additional paid-in capital                                            25,528      25,218
  Losses accumulated during the development stage                      (26,187)    (25,593)
                                                                   ------------  ----------

    Total stockholders' deficit                                           (572)       (291)
                                                                   ------------  ----------

      Total liabilities and stockholders' deficit                  $       535   $     729
                                                                   ============  ==========

Note:  The  balance  sheet  at  June  30,  2004 has been derived from the audited financial statements  at that date but does not include all of the information and footnotes required by  generally  accepted  accounting  principles  for  complete  financial  statements.

                           The accompanying notes are an integral
                            part of these financial statements.

                                                ENDOVASC, INC.
                                   (A CORPORATION IN THE DEVELOPMENT STAGE)
                                           STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                     FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2004

                                                  ----------
                                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         THREE MONTHS ENDED                 INCEPTION TO
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                     2004                 2003                   2004
                                             --------------------  --------------------  --------------------
Income:
  Revenue                                    $                 -   $                49   $             1,127
  Interest income                                              -                     -                    30
  Other income                                                 -                     -                    47
                                             --------------------  --------------------  --------------------

    Total income                                               -                    49                 1,204
                                             --------------------  --------------------  --------------------

Costs and expenses:
  Operating, general and administrative
    expenses                                                 501                   372                16,632
  Research and development costs                              86                   494                 9,543
  Interest expense                                             7                     3                   651
  Settlement with former employee                              -                     -                   408
  Loss on extinguishment of convertible
    debentures                                                 -                     -                   127
                                             --------------------  --------------------  --------------------

    Total costs and expenses                                 594                   869                27,361
                                             --------------------  --------------------  --------------------

Loss attributed to minority interest                           -                     -                    28
                                             --------------------  --------------------  --------------------


Net loss                                     $              (594)  $              (820)  $           (26,129)
                                             ====================  ====================  ====================


Basic and diluted net loss per common share  $             (0.01)  $             (0.01)
                                             ====================  ====================

Weighted average shares outstanding                   71,697,112            68,894,520
                                             ====================  ====================

                                    The accompanying notes are an integral
                                     part of these financial statements.

                                                          ENDOVASC, INC.
                                             (A CORPORATION IN THE DEVELOPMENT STAGE)
                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                            ----------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            LOSSES
                                                                                                          ACCUMULATED
                                  COMMON STOCK         COMMON STOCK         SERIES A        ADDITIONAL    DURING THE
                                 ENDOVASC SERIES        NDC SERIES       PREFERRED STOCK      PAID-IN     DEVELOPMENT
                             --------------------  -------------------  ------------------
                              AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL        STAGE       TOTAL
                             --------  ----------  -------  ----------  ---------  -------  -----------  -------------  ---------
Balance at June 30, 2004     $     70  70,203,634  $    14  14,158,593  $       -      208  $    25,218  $    (25,593)  $   (291)

Stock issued for services           2   1,790,000        -           -          -        -          234             -        236

Stock issued for payment of
  accounts payable                  1     425,000        -           -          -        -           43             -         44

Stock issued for settlement
  of lawsuit                        -     315,000        -           -          -        -           33             -         33

Net loss                            -           -        -           -          -        -            -          (594)      (594)
                             --------  ----------  -------  ----------  ---------  -------  -----------  -------------  ---------

Balance at September 30,
  2004                       $     73  72,733,634  $    14  14,158,593  $       -      208  $    25,528  $    (26,187)  $   (572)
                             ========  ==========  =======  ==========  =========  =======  ===========  =============  =========

                            The accompanying notes are an integral part of these financial statements.

                                     ENDOVASC, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                            CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND
             FOR THE PERIOD FROM INCEPTION, JUNE 10, 1996, TO SEPTEMBER 30, 2004

                                       ----------
                                     (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                      ------------------------   INCEPTION TO
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                         2004         2003           2004
                                                      ------------  ----------  ---------------
Cash flows used in operating activities:
  Net loss                                            $      (594)  $    (820)  $      (26,129)
  Adjustments to reconcile net loss to net
    cash used in operating activities                         461          40           16,997
                                                      ------------  ----------  ---------------

        Net cash used in operating activities                (133)       (780)          (9,132)
                                                      ------------  ----------  ---------------

Cash flows used in investing activities:
  Capital expenditures                                          -           -             (158)
  Proceeds received from repayment of loan to
    stockholder                                                 -           -               72
                                                      ------------  ----------  ---------------

        Net cash used in investing activities                   -           -              (86)
                                                      ------------  ----------  ---------------

Cash flows from financing activities:
  Proceeds from sale of equity securities                       -           -              337
  Proceeds from sale of common stock                            -         763            1,916
  Proceeds from exercise of warrants                            -           -            1,177
  Proceeds from sale of convertible debentures                  -           -            1,437
  Net proceeds from issuance of preferred stock                 -           -            2,263
  Issuance of notes payable                                     5         257            1,104
  Repayment of notes payable                                   (5)       (248)            (879)
  Payments of obligations under capital leases                 (5)        (17)            (134)
  Proceeds from advances from stockholders                     77         197            2,448
  Repayment of notes to stockholder                           (55)        (28)            (429)
  Purchase of treasury stock                                    -           -              (22)
                                                      ------------  ----------  ---------------

        Net cash provided by financing activities              17         924            9,218
                                                      ------------  ----------  ---------------

Net (decrease) increase in cash and cash equivalents         (116)        144                -

Cash and cash equivalents at beginning of period              116         120                -
                                                      ------------  ----------  ---------------

Cash and cash equivalents at end of period            $         -   $     264   $            -
                                                      ============  ==========  ===============

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                      $         7   $       3
                                                      ============  ==========

  Cash paid for income taxes                          $         -   $       -
                                                      ============  ==========

                             The accompanying notes are an integral
                             part  of  these  financial  statements.

                                 ENDOVASC, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


1.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of Endovasc, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


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

     Effective June 27, 2003, the Company's board of directors approved the creation of a wholly-owned subsidiary named Nutraceutical Development Corporation ("NDC") to manage its Nutraceutical product line (Note 9). In addition, during the year ended June 30, 2004, the Company acquired a controlling interest in two joint ventures that have been consolidated in the accompanying financial statements (Note 10). The consolidated financial statements include the accounts of the Company, its subsidiary and its majority owned joint venture investments. All intercompany accounts and transactions are eliminated in consolidation.

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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
     ---------------------------------------------------------------------------

     LOSS  PER  SHARE
     ----------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A convertible preferred stock are excluded from the computation as their effect would dilute the loss per share for all periods presented.

     If the Company had reported net income for the quarters ended September 30, 2004 or 2003, the calculation of diluted net income per share would not have included any additional common equivalent shares.

     RESEARCH  AND  DEVELOPMENT
     --------------------------

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.


3.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the three months ended September 30, 2004 and 2003, the Company incurred net losses of $(594) and $(820), respectively, and negative cash flows from operations of $(133) and $(780), respectively. These factors along with a $(695) negative working capital position at September 30, 2004 raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to take specific steps to address its difficult financial situation as follows:

     - In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

     - The Company anticipates the generation of approximately $500 in revenue from its Nutraceutical product in the fourth quarter of the year ending June 30, 2005.

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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


3.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     - The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.


4.   OTHER  CURRENT  ASSETS
     ----------------------

     Other current assets at September 30, 2004 and June 30, 2004 consists of the following (in thousands):

                               SEPTEMBER 30,   JUNE 30,
                                    2004         2004
                               --------------  ---------

       Other receivable        $            -  $      30
       Prepaid license                     33         58
       Prepaid supplies                   278        278
       Prepaid insurance                    6          9
                               --------------  ---------

                               $          317  $     375
                               ==============  =========

     Prepaid supplies include the capitalized costs of approximately 4,000 vials of the drug Liprostin that the Company believes is a scale economically feasible to the Company for commercial purposes and that the Company believes will be viable for sales in the next twelve months.


5.   INCOME  TAXES
     -------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


6.   LITIGATION
     ----------

     During the year ended June 30, 2004, a counterclaim under Cause No. 03-04-02939-CV (AAA Arbitration No. 79-181-00037-03TMS), "Marco D.
     Carnevale vs. Endovasc Corporation" was filed against the Company in the 359th Judicial District Court of Montgomery County, Texas. Carnevale filed a complaint against the Company for alleged breach of contract and damages. Without the admission of any liability, during the three month period ending September 30, 2004, the Company agreed to issue to Carnevale $33 of cash or shares of common stock of the Company valued at $33 to settle the claim. In September 2004, 315,000 shares of the common stock of the Company were issued pursuant to the terms of the settlement agreement.

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


6.   LITIGATION,  CONTINUED
     ----------------------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. This matter was originally scheduled for mediation on September 27, 2004 and has since been rescheduled for December 14, 2004. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying financial statements.

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

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


7.   NOTES  PAYABLE-SHAREHOLDERS
     ---------------------------

     During the three months ended September 30, 2004, the Company repaid $55 to the Company's Chief Executive Officer, which reduced the note balance to the CEO to $-0- at September 30, 2004.

     During the three months ended September 30, 2004, the Chief Financial Officer of the Company advanced the Company $77 which increased the total balance owed to $127 as of September 30, 2004. The balance is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2004, a stockholder of the Company advanced the Company $185. The balance outstanding at September 30, 2004 of $185 is due on demand, non-interest bearing and is not collateralized.


8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

                                                THREE MONTHS ENDED
                                              ----------------------   INCEPTION TO
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                 2004        2003          2004
                                              ----------  ----------  --------------
Non-cash investing and financing
  activities:

  Common stock issued in exchange for
    equity securities                         $        -  $        -  $          302
                                              ==========  ==========  ==============

  Common and treasury stock issued upon
    conversion of debentures and interest
    on debentures                             $        -  $        -  $        1,697
                                              ==========  ==========  ==============

  Common and preferred stock issued for
    services and license and patent rights    $        -  $      206  $        2,634
                                              ==========  ==========  ==============

  Common stock issued in settlement of
    lawsuit and related liabilities           $        -  $        -  $          601
                                              ==========  ==========  ==============

  Common stock issued for payment of account
    payable and accrued liabilities           $       44  $       33  $          931
                                              ==========  ==========  ==============

  Common stock issued for assets              $        -  $        -  $          197
                                              ==========  ==========  ==============

  Conversion of note payable to shareholder
    to common stock                           $        -  $      584  $        2,190
                                              ==========  ==========  ==============

  Conversion of dividends and other payable
    to common stock                           $        -  $        -  $          178
                                              ==========  ==========  ==============

  Reduction of note payable to stockholder
    and accrued liabilities through exercise
    of stock options                          $        -  $        -  $          275
                                              ==========  ==========  ==============

  Issuance of notes payable for insurance     $        -  $        -  $           37
                                              ==========  ==========  ==============

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES,  CONTINUED
     -----------------------------------------------------------

                                                THREE MONTHS ENDED
                                              ----------------------   INCEPTION TO
                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                2004        2003           2004
                                              ----------  ----------  --------------
Issuance of notes payable for the purchase
    of equipment                              $        -  $        -  $          180
                                              ==========  ==========  ==============

  Dividends declared on preferred stock       $        -  $        -  $          143
                                              ==========  ==========  ==============

  Receipt of treasury stock for note payable
    to stockholders                           $        -  $        -  $          560
                                              ==========  ==========  ==============

  Issuance of common stock for receivable     $        -  $        -  $           30
                                              ==========  ==========  ==============

9.   NDC  SUBSIDIARY
     ---------------

     As of September 30, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the three months ended September 30, 2004 is $-0- of expenses of NDC.


10.  JOINT  VENTURE  AGREEMENTS
     ------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of September 30, 2004, the Company has not purchased the promissory note. Through additional contributions, the Company has a controlling interest in the Partnership; as a result, the activity of the Partnership has been consolidated in the accompanying financial statements. The activity that was consolidated includes expenses of less than $1 and $5 for the three month periods ended September 30, 2004 and 2003, respectively. Inception to date, $129 of expenses of the Partnership have been consolidated. As of September 30, 2004, current liabilities of the Partnership of $44 have been consolidated.

                                 ENDOVASC, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------
                        (IN THOUSANDS, EXCEPT SHARE DATA)


10.  JOINT  VENTURE  AGREEMENTS,  CONTINUED
     -----------------------------------

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. As of September 30, 2004, the Company has not purchased the promissory note. Through additional contributions, the Company has a controlling interest in the Joint Venture; as a result, the activity of the Joint Venture has been consolidated in the accompanying financial statements. This activity includes expenses of $-0-for the three month periods ended September 30, 2004 and 2003. Inception to date, $221 of expenses of the Joint Venture have been consolidated. As of September 30, 2004, current liabilities of $205 have been consolidated.


11.  SUBSEQUENT  EVENTS
     ------------------

     In November, 2004, the Company filed a law suit against its former CEO & President, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on behalf of the Company alleges a civil conspiracy, breach of fiduciary duty and breach of contract and recision by David P. Summers and seeks restitution and damages in excess of $3.5 million.

     On October 6, 2004, the Company filed a Form N-54A with the Securities and Exchange Commission notifying the SEC of its election to become a business development company. As part of this election, the Company has certified that it will be operated for the purpose of making investments in securities described in sections 55(a) (1) through (3) of the Investment Company Act of 1940 and that it will make available significant managerial assistance with respect to issuers of such securities to the extent required by the Act.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS
-------   -----------------------------------------------------------------

     The statements contained in this Form 10-QSB that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing in our annual report filed in Form 10-KSB for the period ending June 30, 2004.

CRITICAL  ACCOUNTING  POLICIES

     We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the audited financial statements for the year ended June 30, 2004), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

LOSS  PER  SHARE

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A convertible preferred stock are excluded from the computation as their effect would dilute the loss per share for all periods presented.

CONCENTRATION  OF  CREDIT  RISK

     The Company's financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable from a sponsor under an external research agreement. Accounts receivable from this sponsor represented 100% of the Company's accounts receivable outstanding at September 30, 2004.

OVERVIEW
--------

     We are in the development stage and have had limited operating revenues since our inception on June 10, 1996. From June 10, 1996 through September 30, 2004, we had an accumulated deficit $26,187,000.

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

     The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in July 2004. The results of this trial for peripheral arterial occlusive disease will be presented to the FDA in the fall of 2004. We intend to move forward with Phase III in the first quarter of 2005.

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

     In September 2003, the Company's Board of Directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of NDC. During the year ended June 30, 2004, the Company issued a dividend of one share of the Series NDC common stock for each four shares of the Company's common stock. As of September 30, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding.

     On October 6, 2004, the Company filed a Form N-54A with the Securities and Exchange Commission notifying the SEC of its election to become a business development company. As part of this election, the Company has certified that it will be operated for the purpose of making investments in securities described in sections 55(a) (1) through (3) of the Investment Company Act of 1940 and that it will make available significant managerial assistance with respect to issuers of such securities to the extent required by the Act. Our Board of Directors believe their corporate structure is ideally suited to operations as a BDC under the Act. We are organized as a holding company, with subsidiaries that require additional capital to become further developed and commercialized. Angiogenix, Liprostin(TM) and Nutraceutical Development Corporation will all benefit from the availability of capital investment funds made possible through a BDC.

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  2004  AND  2003  (IN  THOUSANDS)
-----------------------------------------------------------------------------

     During the quarter ended September 30, 2004, the Company's net revenues decreased to $-0- compared with revenues of $49 for the quarter ended September 30, 2003. The decrease in revenue is the result of no billings toward research grants in the quarter ended September 30, 2004.

     During the quarter ending September 30, 2004, operating, general and administrative expenses were $501 compared to $372 for the quarter ending September 30, 2003. The increase is primarily due to an increase in legal fees associated with additional lawsuits in progress during the quarter ended September 30, 2004.

     Research and development expenses totaled $86 during the quarter ending September 30, 2004, a decrease of $408 from $494 for the quarter ended September 30, 2003. This decrease is the result of the conclusion of the Phase II Liprostin clinical trials in July 2004.

     Cash flows used in operating activities for the quarter ending September 30, 2004 decreased $647 to $(133), compared to $(780) for the quarter ended September 30, 2003, primarily due to a decrease in operating capital available for operations.

LIQUIDITY  AND  CAPITAL  RESOURCES  (IN  THOUSANDS)
---------------------------------------------------

     The Company had a working capital deficit at September 30, 2004 of $(695), compared to a deficit of $(425) at June 30, 2004. This increase in the working capital deficit is primarily related to the increase in accounts payable and a decrease in cash.

     The Company requires significant additional funds to enable it to continue its Liprostin product development and to complete its Food and Drug Administration required clinical trials, as well as to perform research and development of its licensed product nicotine receptor agonist (NRA) and its stent coating technology.

     The Company continues to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing its capital resources. Failure to acquire such funds may adversely impact the scheduled marked introduction of Liprostin and Angiogenix and possibly adversely affect the Company's operations. These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2004, was qualified with respect to that risk. In order to continue as a going concern, the Company must raise additional funds as noted above and ultimately achieve profit from its operations.


ITEM  3.     EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
-------      -----------------------------------------------------

     As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
-------      ------------------

     During the year ended June 30, 2004, a counterclaim under Cause No. 03-04-02939-CV (AAA Arbitration No. 79-181-00037-03TMS), "Marco D. Carnevale vs. Endovasc Corporation" was filed against the Company in the 359th Judicial District Court of Montgomery County, Texas. Carnevale filed a complaint against the Company for alleged breach of contract and damages. Without the admission of any liability, during the three month period ending September 30, 2004, the Company agreed to issue to Carnevale $33 of cash or shares of common stock of the Company valued at $33 to settle the claim. In September 2004, 315,000 shares of the common stock of the Company were issued pursuant to the terms of the settlement agreement.

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M.
Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On September 30, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH.

     The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. This matter was originally scheduled for mediation on September 27, 2004, but has since been rescheduled for December 14, 2004. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying financial statements.

     In November, 2004, the Company filed a law suit against its former CEO & President, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on behalf of the Company alleges a civil conspiracy, breach of fiduciary duty and breach of contract and recision by David P. Summers and seeks restitution and damages in excess of $3.5 million.

     The Company is subject to other certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS
-------      -------------------------------------------------------------------

     During the three months ended September 30, 2004, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

     We issued 50,000 shares of common stock for services to one individual, which we valued at $0.15 per share, with an aggregate value of $7,500. This transaction was exempt from registration pursuant to Section 4(2) of the Act.


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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports  on  Form  8-K.

     On November 5, 2004, we reported Item 5.02, Departure of directors or principal officers, election of directors, appointment of principal officers.

                                   SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                 ENDOVASC, INC.



Date:     November 19, 2004                 By:    /s/  Diane Dottavio
       --------------------------               -----------------------------
                                                Diane Dottavio
                                                Chief Executive Officer



Date:     November 19, 2004                By:    /s/  M. Dwight Cantrell
       --------------------------               ------------------------------
                                                M. Dwight Cantrell
                                                Chief Financial Officer