Form 10QSB
period 2004-12-31
ENDOVASC INC
filed 2005-02-22
CIK 1040415

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


[X]     Quarterly  Report  Pursuant  to  Section  13  or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended December 31, 2004.

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


                                  (936)582-5920
              (Registrant's Telephone Number, Including Area Code)


     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No  [ ]

     As of February 4, 2005, 91,208,084 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
-------  ---------------------
         Balance Sheet as of December 31, 2004 and June 30, 2004                   3

         Statement of Operations for the three months and six months
           ended December 31, 2004 and 2003                                        4

         Statement of Stockholders' Deficit for the six months ended
           December 31, 2004                                                       5

         Statement of Cash Flows for the six months ended December 31,
           2004 and 2003                                                           6

         Schedule of Investments as of December 31, 2004                           7

         Notes to Financial Statements                                             8

                                       ENDOVASC, INC.
                                        BALANCE SHEET
                             DECEMBER 31, 2004 AND JUNE 30, 2004
                                         __________
                              (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                      DECEMBER     JUNE 30,
                                                                      31, 2004       2004
     ASSETS                                                         (UNAUDITED)     (NOTE)
     ------                                                         ------------  ----------
Current assets:
  Cash and cash equivalents                                         $       113   $     116
  Accounts receivable                                                         -          22
  Other current assets                                                        3         375
                                                                    ------------  ----------

    Total current assets                                                    116         513

Investments in portfolio companies at fair value (cost of $132)             558           -
Property and equipment, net                                                  48         114
Other assets, net                                                            11         102
                                                                    ------------  ----------

      Total assets                                                  $       733   $     729
                                                                    ============  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                                       47   $      52
  Current portion of obligations under capital leases                        21          30
  Notes payable to shareholders                                             124         290
  Accounts payable                                                          295         539
  Accrued liabilities                                                       189          27
                                                                    ------------  ----------

    Total current liabilities                                               676         938

Long-term obligations under capital leases                                   14          28
Convertible debentures                                                        1           1
Deferred liabilities                                                         47          53
                                                                    ------------  ----------

      Total liabilities                                                     738       1,020
                                                                    ------------  ----------

Commitment and contingencies

Stockholders' deficit:
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
    208 shares of Series A 8% cumulative convertible
    preferred stock issued and outstanding at December 31, 2004
    and June 30, 2004, stated value $100 per share                            -           -
  Common stock, $.001 par value, 200,000,000 shares authorized
    Common stock-Endovasc Series, 83,298,546 and 70,203,634
      shares issued and outstanding at December 31, 2004 and
      June 30, 2004, respectively                                            83          70
    Common stock-NDC Series, 14,158,593 shares issued and out-
      standing at December 31, 2004 and June 30, 2004                        14          14
  Additional paid-in capital                                             25,868      25,218
  Accumulated deficit                                                   (26,396)    (25,593)
  Unrealized appreciation of investments                                    426           -
                                                                    ------------  ----------

    Total stockholders' deficit                                              (5)       (291)
                                                                    ------------  ----------

      Total liabilities and stockholders' deficit                   $       733   $     729
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

                                       ENDOVASC, INC.
                                   STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                         __________

                              (IN THOUSANDS, EXCEPT SHARE DATA)



                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                     --------------------------  ---------------------------
                                       DECEMBER      DECEMBER      DECEMBER      DECEMBER
                                       31, 2004      31, 2003      31, 2004      31, 2003
                                     ------------  ------------  ------------  -------------
Income:
  Revenue                            $         -   $         -   $         -   $         49
  Management fees                             39             -            39              -
  Interest income                              -             1             -              1
                                     ------------  ------------  ------------  -------------

    Total income                              39             1            39             50
                                     ------------  ------------  ------------  -------------

Costs and expenses:
  Operating, general and
    administrative expenses                  464           702           965          1,074
  Research and development
    costs                                     30           375           116            869
  Interest expense                             2             8             9             11
                                     ------------  ------------  ------------  -------------

    Total costs and expenses                 496         1,085         1,090          1,954
                                     ------------  ------------  ------------  -------------

Loss before cumulative effect of
  accounting change                         (457)       (1,084)       (1,051)        (1,904)

Cumulative effect of conversion to
  business development company,
  net of income tax effect                   674             -           674              -
                                     ------------  ------------  ------------  -------------

Net income (loss)                    $       217   $    (1,084)  $      (377)  $     (1,904)
                                     ============  ============  ============  =============

Weighted average shares
  outstanding                         96,669,153    74,751,896    91,262,429     71,828,760
                                     ============  ============  ============  =============

Basic and diluted loss per common
  share before cumulative effect
  of accounting change               $     (0.01)  $     (0.01)  $     (0.01)  $      (0.03)

Cumulative effect of conversion to
  business development company              0.01             -          0.01              -
                                     ============  ============  ============  =============

Basic and diluted net loss
  per common share                   $      0.00   $     (0.01)  $     (0.00)  $      (0.03)
                                     ============  ============  ============  =============


                     The accompanying notes are an integral
                      part of these financial statements.

                                 ENDOVASC, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                 COMMON STOCK         COMMON STOCK          SERIES A
                               ENDOVASC SERIES         NDC SERIES        PREFERRED STOCK     ADDITIONAL
                             --------------------  -------------------  ------------------    PAID-IN   ACCUMULATED  UNREALIZED
                              AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT    SHARES     CAPITAL     DEFICIT   APPRECIATION
                             --------  ----------  -------  ----------  --------  --------  -----------  ---------  -------------
Balance at June 30, 2004     $     70  70,203,634  $    14  14,158,593  $      -       208  $    25,218  $(25,593)  $           -

Stock insured for cash             10  10,564,912        -           -         -         -          340         -               -

Stock issued for services           2   1,790,000        -           -         -         -          234         -               -

Stock issued for payment of
  accounts payable                  1     425,000        -           -         -         -           43         -               -

Stock issued for settlement
  of lawsuit                        -     315,000        -           -         -         -           33         -               -

Unrealized appreciation of
  investments                       -           -        -           -         -         -            -      (426)            426

Net loss                            -           -        -           -         -         -            -      (377)              -
                             --------  ----------  -------  ----------  --------  --------  -----------  ---------  -------------

Balance at December 31,
  2004                       $     83  83,298,546  $    14  14,158,593  $      -       208  $    25,868  $(26,396)  $         426
                             ========  ==========  =======  ==========  ========  ========  ===========  =========  =============



                                TOTAL
                             ------------
Balance at June 30, 2004     $      (291)

Stock insured for cash               350

Stock issued for services            236

Stock issued for payment of
  accounts payable                    44

Stock issued for settlement
  of lawsuit                          33

Unrealized appreciation of
  investments                          -

Net loss                            (377)
                             ------------

Balance at December 31,
  2004                       $        (5)
                             ============


   The accompanying notes are an integral part of these financial statements.

                                 ENDOVASC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   __________

                                 (IN THOUSANDS)


                                                         SIX MONTHS ENDED
                                                      ----------------------
                                                          DECEMBER 31,
                                                        2004        2003
                                                      ---------  -----------
Cash flows used in operating activities:
  Net loss                                            $   (377)  $   (1,904)
  Adjustments to reconcile net loss to net
    cash used in operating activities                       23          621
                                                      ---------  -----------

        Net cash used in operating activities             (354)      (1,283)
                                                      ---------  -----------

Cash flows used in investing activities:
  Capital expenditures                                       -            -
                                                      ---------  -----------

        Net cash used in investing activities                -            -
                                                      ---------  -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                       350        1,215
  Issuance of notes payable                                  5          377
  Repayment of notes payable                               (10)        (399)
  Payments of obligations under capital leases             (13)         (32)
  Proceeds from advances from stockholders                  84          205
  Repayments of notes to stockholder                       (65)         (49)
                                                      ---------  -----------

        Net cash provided by financing activities          351        1,317
                                                      ---------  -----------

Net (decrease) increase in cash and cash equivalents        (3)          34

Cash and cash equivalents at beginning of period           116          120
                                                      ---------  -----------

Cash and cash equivalents at end of period            $    113   $      154
                                                      =========  ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                      $      9   $       11
                                                      =========  ===========

  Cash paid for income taxes                          $      -   $        -
                                                      =========  ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                                             ENDOVASC, INC.
                                        SCHEDULE OF INVESTMENTS
                                           DECEMBER 31, 2004
                                               __________

                                             (IN THOUSANDS)



                                              TITLE OF SECURITY  PERCENTAGE OF    DECEMBER 31, 2004
    PORTFOLIO COMPANY          INDUSTRY        HELD BY COMPANY     CLASS HELD    FAIR VALUE     COST
-------------------------  -----------------  -----------------  --------------  -----------  ---------
Liprostin, Inc.            Biopharmaceutical  Common stock               100.0%  $       300  $      97
Angiogenix Limited, Inc.   Biopharmaceutical  Common stock               100.0%          200         30
Nutraceutical Development
  Corporation              Biopharmaceutical  Common stock               100.0%           50          5
Endovasc-TissueGen
  Research Sponsors, LLC   Biopharmaceutical  Common stock                49.9%            3          -
Endovasc-TissueGen-
  Blumberg Research
  Sponsors, LLC            Biopharmaceutical  Common stock                39.9%            5          -
                                                                                 -----------  ---------

                                                                                 $       558  $     132
                                                                                 ===========  =========


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


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------------

     Endovasc, Inc. (the "Company") is incorporated under the laws of the State of Nevada. On October 6, 2004 the Company filed its election with the SEC (Form N-54A) to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The
     Company, as a BDC, may invest in other securities, however, such investments may not exceed 30% of the Company's total asset value at the time of such investment. The accompanying financial statements reflect the accounts of Endovasc, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

     The consolidated financial statements for the periods prior to the Company's filing of its BDC election on October 6, 2004 include the accounts of the Company, its subsidiaries and its joint venture investments in which it exercises control. All intercompany accounts and transactions during this period were eliminated in consolidation.

     Accounting principles used in the preparation of the financial statements beginning October 6, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

                                 ENDOVASC, INC.
     NOTES  TO  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     The cumulative effect adjustment for the three-month period ended December 31, 2004 reflects the effects of conversion to a business development company as follows:

                                                                 CUMULATIVE EFFECT OF
                                                                 BUSINESS DEVELOPMENT
                                                                  COMPANY CONVERSION
                                                                 ---------------------
         Effect of recording investments at fair value           $                 426
         Adjustment for previously consolidated net liabilities                    248
                                                                 ---------------------

                                                                 $                 674
                                                                 =====================


     PORTFOLIO INVESTMENTS
     ---------------------

     The Company currently has investments in five subsidiaries as follows:

     Liprostin, Inc.
     ---------------

     The Company has an investment in the wholly-owned, unconsolidated subsidiary, Liprostin, Inc., which is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane.

     Angiogenix Limited, Inc.
     ------------------------

     The Company also has an investment in the wholly-owned, unconsolidated subsidiary, Angiogenix Limited, Inc (Angiogenix). Angiogenix has an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9,
     2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis").

     Nutraceutical Development Corporation
     -------------------------------------

     The Company has an investment in the wholly-owned, unconsolidated subsidiary, Nutraceutical Development Corporation ("NDC"). NDC was formed to develop certain technologies now owned by the Company's other subsidiaries for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals").

     Endovasc-TissueGen Research Sponsors, L.C.C.
     --------------------------------------------

     The  Company  has  a  49.9%  investment  in  a  joint  venture  named
     Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C
     ----------------------------------------------------

     The Company has a 39.9% investment in a joint venture named Endovasc-TissueGen Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

     Prior to the Company's election to become a BDC on October 6, 2004, the Company had the following consolidated subsidiaries and joint venture investments.

     Endovasc-TissueGen Research Sponsors, L.L.C.
     --------------------------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of October 6, 2004 the Company has not purchased the promissory note. Prior to October 6, 2004, the activity of the Partnership was consolidated in the accompanying financial statements. The activity that was consolidated includes expenses of less than $1 and $24 for the period from July 1, 2004 through October 6, 2004 and the six month period ended December 31, 2003, respectively. Effective October 6, 2004, when the Company elected to become a BDC, the Partnership's net liabilities of $44 were deconsolidated.

     Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.
     -----------------------------------------------------

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. As of October 6, 2004, the Company has not purchased the promissory note. Prior to October 6, 2004, the activity of the Joint Venture was consolidated in the accompanying financial statements. This activity includes expenses of $-0- and $11 for the period from July 1, 2004 through October 6, 2004 and the six-month period ended December 31, 2003, respectively. Effective October 6, 2004, when the Company elected to become a BDC, the Joint Venture's net liabilities of $203 were deconsolidated.

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     Liprostin, Inc.
     ---------------

     The Company's wholly-owned subsidiary Liprostin, Inc. is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane. This subsidiary was inactive until September 17, 2004, when the Company transferred $321 of assets and $224 of liabilities to the subsidiary. The net assets of $97 were deconsolidated upon the Company's election to become a BDC on October 6, 2004.

     Angiogenix Limited, Inc.
     ------------------------

     The Company's wholly-owned subsidiary Angiogenix Limited, Inc (Angiogenix) was inactive until September 17, 2004, when the Company transferred $142 of assets and $112 of liabilities to the subsidiary. The assets transferred include an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). The net assets of $30 were deconsolidated upon the Company's election to become a BDC on October 6, 2004.

     Nutraceutical Development Corporation
     -------------------------------------

     The Company's wholly-owned subsidiary Nutraceutical Development Corporation was formed to develop certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals"). On September 17, 2004, the Company transferred $6 of assets and $1 of liabilities to the subsidiary. The net assets of $5 were deconsolidated upon the Company's election to become a BDC on October 6, 2004.

     SIGNIFICANT ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

     As a business development company, the Company's investments are in private companies with no publicly available market price. Business development companies are required to carry investments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and the Company's board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for the investments in these companies at least quarterly. If the Company's estimates of the future differ from actual events in the future, for any reason, the Company may fail to record an unrecognized gain or loss or may record it

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     later or earlier than it would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without the Company realizing any benefit from its investments or recognizing any cash proceeds from the sale of these investments. If, in the future, the Company determines that a loss has occurred in any of its investments, that loss will be reflected as a reduction in the value of its investments on the Company's consolidated balance sheet, and the reduced values will negatively impact earnings and be reflected as a loss on the statements of operations.

     INVESTMENTS
     -----------

     The Company's investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management's judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company's investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information, including an independent valuation, and using valuation methodologies considered appropriate and reliable by the Board. Cost will be a primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in the Company's financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base estimates. These portfolio companies are often development stage with no operations and no positive cash flow. These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by the Company's board of directors.

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     STOCK-BASED COMPENSATION
     ------------------------

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

     LOSS PER SHARE
     --------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and convertible preferred stock are excluded from the computation for the three months ended December 31, 2003 and the six month periods ended December 31, 2004 and 2003 as their effect would dilute the loss per share for these periods. If the Company had reported net income during the three months ended December 31, 2003 and the six month periods ended December 31, 2004 and 2003, the calculation of diluted net income per share would have included 208 additional common equivalent shares. Common equivalent shares for the three months ended December 31, 2004 totaled 208 shares from Series A cumulative convertible preferred stock.

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

     REVENUE RECOGNITION
     -------------------

     As a business development company, the Company's revenue will be recognized primarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. The Company assesses the collectibility of dividends and interest income receivables in connection with its determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through December 31, 2004, the Company had not received any interest or dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that the Company record stock option expense in its financial statments based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, the Company's third quarter of the next fiscal year ending June 30, 2006. The Company is evaluating the impact of the new standard and the method in timing of adoption.

3.   GOING CONCERN CONSIDERATIONS
     ----------------------------

     In October 2004, the Company began operating as a business development company, so that it is no longer a development stage company. Nevertheless, the Company is subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. The Company hopes to obtain additional debt and equity financing from various sources in order to finance its operations and to continue to grow through investment opportunities. In the event the Company is unable to obtain additional debt or equity financing, the Company will not be able to continue its current level of operations. If the Company is unable to continue its operations, the Company's assets will experience a significant decline in value and the Company will need to rely on funding, if available, in order to continue its limited operations.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through December 31, 2004, the Company has not earned cash profits from any sources. The Company has increased its investment in several of the Company's portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors' best estimate of fair value through capital contributions in the form of transfers of net assets. Because the investments are illiquid, the Company is limited in its ability to sell the investments in its portfolio companies. The value of these investments may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.

4.   OTHER CURRENT ASSETS
     --------------------

     Other current assets at December 31, 2004 and June 30, 2004 consists of the following (in thousands):

                                DECEMBER 31,   JUNE 30,
                                    2004         2004
                                -------------  ---------
    Other receivable            $           -  $      30
    Prepaid license                         -         58
    Prepaid supplies                        -        278
    Prepaid insurance                       3          9
                                -------------  ---------

                                $           3  $     375
                                =============  =========

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)

5.   INCOME TAXES
     ------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards. The Company will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.


6.   LITIGATION
     ----------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On December 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On December 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On December 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


6.   LITIGATION, CONTINUED
     ---------------------

     The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. The Company intends to defend its position vigorously as it believes it will prevail and, accordingly, has not accrued any liability associated with this case in the accompanying financial statements.

     In November 2004, the Company filed a law suit against its former CEO & President, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on behalf of the Company alleges a civil conspiracy, breach of fiduciary duty and breach of contract and recision by David P. Summers and seeks restitution and damages in excess of $3.5 million.

     The Company is subject to certain other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.


7.   NOTES PAYABLE-SHAREHOLDERS
     --------------------------

     During the six months ended December 31, 2004, the Company repaid $55 to the Company's Chief Executive Officer, which reduced the note balance to the CEO to $-0- at December 31, 2004.

     During the six months ended December 31, 2004, the Chief Financial Officer of the Company advanced the Company $84 of which $10 was repaid which increased the total balance owed to $124 as of December 31, 2004. The balance is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2004, a stockholder of the Company advanced the Company's consolidated joint venture $185. The balance outstanding of $185 was deconsolidated upon the Company's election to become a BDC.


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

                                                   SIX MONTHS ENDED
                                                -----------------------
                                                      DECEMBER 31,
                                                    2004         2003
                                               -------------  ---------
     Non-cash investing and financing
       activities:

       Common stock issued for services         $         236  $     558
                                                =============  =========

       Common stock issued for payment of
         accounts payable and accrued
         liabilities                            $          77  $      37
                                                =============  =========

     Conversion of note payable to shareholder
        to common stock                         $           -  $     585
                                                =============  =========

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________

                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES, CONTINUED
     ------------------------------------------------------

     On October 6, 2004, upon the Company's election to become a BDC, certain subsidiaries of the Company were deconsolidated and reported as an investment. The assets that were deconsolidated and reported as an investment by the Company include $45 of net lab equipment costs, $278 of supplies, $87 of net license costs, $22 of accounts receivable, $2 of cash and $33 of prepaid royalty fees. Liabilities that were deconsolidated included $391 of accounts payable, and $185 of notes payable and $10 of capital lease obligations.

9.   NDC TRACKING STOCK
     ------------------

     As of December 31, 2004, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the six months ended December 31, 2004 is $-0-of expenses of NDC. Effective October 6, 2004, when the Company elected to become a BDC, the subsidiary's net assets of $5 were deconsolidated.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2)economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in our operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

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

INVESTMENTS

Investments are reported at fair market value. The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of its investment and the related unrealized appreciation or depreciation.

Upon our conversion to a business development company, we employed an independent business valuation expert to value our portfolio companies. The Board of Directors determined all portfolio companies and investments at fair market value under a good faith standard.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects.

STOCK-BASED COMPENSATION

Endovasc accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we have only recorded stock-based compensation resulting from options granted at below fair market value.

LOSS PER SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and convertible preferred stock are excluded from the computation for the three months ended December 31, 2003 and the six month periods ended December 31, 2004 and 2003 as their effect would dilute the loss per share for these periods. If the Company had reported net income during the three months ended December 31, 2003 and the six month periods ended December 31, 2004 and 2003, the calculation of diluted net income per share would have included 208 additional common equivalent shares. Common equivalent shares for the three months ended December 31, 2004 totaled 208 shares from Series A cumulative convertible preferred stock.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

OVERVIEW

Endovasc, Inc., is a Nevada corporation and the successor to a biopharmaceutical company incorporated on June 10, 1996. Effective September 17, 2004, most of our assets and liabilities were transferred to wholly owned subsidiaries, and we became an internally managed "Non-diversified Closed-end Company" as defined by
Section 5 of the Investment Company act of 1940 (the "40 Act") that elected to be treated as a "Business Development Company" pursuant to Section 54 of the 40 Act. We will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.

PORTFOLIO INVESTMENTS

1.   Liprostin, Inc.

Liprostin, Inc. is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane.

2.   Angiogenix Limited, Inc.

Angiogenix has an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis").

3.   Nutraceutical Development Corporation

Nutraceutical Development Corporation was formed to develop certain of technologies now owned by our other subsidiaries for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals").

OTHER INVESTMENTS

1.   Endovasc-TissueGen Research Sponsors, L.L.C.

In August 2003, we entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

2.   Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.

In November 2003, we entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

Endovasc filed an Investigational New Drug (IND) application for Liprostin(TM) in October 1999. In support of the application a protocol was submitted for the use of Liprostin(TM) in combination with angioplasty for patients suffering from intermittent claudication or critical limb ischemia. In accordance with this protocol, a small pilot study was conducted in 2003. Based on this pilot study, a new protocol was designed and submitted to the FDA in September 2003 for a Phase II clinical trial for patients with Peripheral Arterial Occlusive Disease who are not candidates for angioplasty. The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in July 2004. The results of this trial for peripheral arterial occlusive disease will be presented to the FDA in the Spring of 2005. Liprostin, Inc. intends to move forward with Phase III in the Fall of 2005.

We submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenix(TM). We also sponsored research which was completed during the fiscal year 2004. The first was conducted by Dr. Yong-Jian Geng at the Texas Heart Institute to study the effects of nicotine on stem cell development. The second was conducted by Dr. Liping Tang at the University of Texas at Arlington, Texas to study the angiogenic effect of a new nicotine delivery system in two mouse models of ischemia. Currently, Angiogenix Limited, Inc. is focusing research on alternative site-specific delivery methods for our drug candidates.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003 (IN THOUSANDS)

During the quarter ended December 31, 2004 our income increased to $39 compared with revenues of $-0- for the quarter ended December 31, 2003. This increase is a result of management fees from our portfolio companies.

During the quarter ended December 31, 2004, operating, general and administrative expenses were $464 compared to $702 for the quarter ending December 31, 2003. The decrease is primarily due to a decrease in legal expenses.

Research  and  development  expenses  totaled  $30  during  the  quarter  ending
December 31, 2004, a decrease of $345 from $375 for the quarter ended December 31, 2003. This decrease results from a winding down of residual costs from the Phase II Liprostin clinical trials.

The cumulative effect of conversion to a business development company resulted in a one-time gain of $674 durng the three months ended December 31, 2004.

SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003 (IN THOUSANDS)

During the six months ended December 31, 2004 our income was comprised of $39 in management fees charged to portfolio investment companies. During the six months ended December 31, 2003, our income was comprised of revenue under an external research agreement.

During the six months ended December 31, 2004, operating, general and administrative expenses were $965 compared to $1,074 for the six months ending December 31, 2003. The decrease is primarily due to a decrease in legal expenses.

Research  and  development  expenses  totaled  $116 during the six months ending
December 31, 2004, a decrease of $753 from $869 for the six months ended December 31, 2003. This decrease results from a winding down of residual costs from the Phase II Liprostin clinical trials.

Cash flows used in operating activities for the six months ending December 31, 2004 decreased $939 to $344 compared to $1,283 for the six months ended December 31, 2003, primarily due to an increase in net revenues in this period and a decrease in cash spent on research and development.

The cumulative effect of conversion to a business development company resulted in a one-time gain of $674 during the six months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

We had a working capital deficit at December 31, 2004 of $(560), compared to a deficit of $(425) at June 30, 2004. This increase in the working capital deficit is the result of transferring our assets into the portfolio companies.

In October 2004, we began operating as a business development company, so that we are no longer a development stage company. Nevertheless, we are subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. We hope to obtain additional debt and equity financing from various sources in order to finance our operations and to continue to grow through investment opportunities. In the event we are unable to obtain additional debt or equity financing, we will not be able to continue our current level of operations. If we are unable to continue our operations, our assets will experience a significant decline in value and we will need to rely on funding, if available, in order to continue our limited operations.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through December 31, 2004, we have not earned cash profits from any sources. We have increased our investment in several of our portfolio investment companies which are now reflected on the accompanying balance sheet at the board of directors' best estimate of fair value through capital contributions in the form of transfers of net assets. Because the investments are illiquid, we are limited in our ability to sell the investments in its portfolio companies. The value of these investments may decline substantially resulting in us receiving little or no cash value for our services and investments in these portfolio companies.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2004, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.


ITEM 3.   CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Endovasc that is required to be included in our filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District for alleged breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have also filed our own counter-claim against Dow for breach of contract and damages. On December 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to us.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 284th Judicial District, for alleged breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of our common stock and reimbursement of court costs including reasonable attorney's fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On December 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the parties in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") allege a breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. We have also filed a counter-claim against LMH for breach of contract and damages. On December, 31, 2004, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH.

We are a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004, and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. We intend to defend our position vigorously as we believe we will prevail and, accordingly, have not accrued any liability associated with this case in the accompanying financial statements.

In November, 2004, we filed a law suit against our former CEO & President, David
P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on our behalf alleges a civil conspiracy, breach of fiduciary duty and breach of contract and rescission by David P. Summers and seeks restitution and damages in excess of $3.5 million.

We are subject to other certain legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A form 1-E filing was made on October 25, 2004 which indicated our intent to raise capital under regulation E.

During the three months ended December 31, 2004, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

During the three months ended December 31, 2004, no unregistered securities were issued.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2004, we filed a PRE 14A notifying stockholders of our Annual Shareholders meeting to be held on November 19, 2004. On October 22, 2004 the DEF 14A was filed. The purpose of the meeting was (1) To elect one director to serve for a three-year term and until his or her successor is elected and qualified, (2) To ratify the selection of Ham, Langston & Brezina LLP as independent auditors for the fiscal year ending June 30, 2005, (3) To amend our Articles of Incorporation to increase to 400,000,000 the number of shares of Common Stock, $.001 par value per share, we are authorized to issue, and
(4)  To  transact  such  other  business  as may properly come before the Annual
Meeting or any adjournments thereof. The record date for the Annual Meeting was October 19, 2004. Holders of Common Stock and holders of our Series NDC Common Stock of record as of October 19, 2004 were entitled to notice of and to vote at the Annual Meeting. On November 19, 2004, the meeting was rescheduled to December 17, 2004 due to lack of a quorum. On December 17, 2004, a quorum was met, and items 1 and 2 were passed and the third item to amend our Articles of Incorporation did not pass.

ITEM 5.   OTHER INFORMATION

Endovasc, Inc., is a Nevada corporation and the successor to a biopharmaceutical company incorporated on June 10, 1996. On September 17, 2004, most of our assets and liabilities were transferred to wholly owned subsidiaries, we became an internally managed "Non-diversified Closed-end Company" as defined by Section 5 of the Investment Company act of 1940 (the "40 Act") that elected to be treated as a "Business Development Company" pursuant to Section 54 of the 40 Act. We will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2004.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits

      Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-B):

  (a)     Exhibits.

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)     Reports on Form 8-K.

     On November 5, 2004, we reported Item 5.02, Departure of directors or principal officer's, election of directors, appointment of principal officers.

     On November 5, 2004, we reported Item 5.02, Departure of directors or principal officers, election of directors, appointment of principal officers.





SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                   ENDOVASC, INC.



Date:    February 21, 2005                  By:  /s/ Diane Dottavio
       ----------------------                   ------------------------
                                                 Diane Dottavio
                                                 Chief Executive Officer



Date:   February 21, 2005                   By:  /s/ M. Dwight Cantrell
       ----------------------                   ---------------------------
                                                M. Dwight Cantrell
                                                Chief Financial Officer