Form 10QSB
period 2005-03-31
ENDOVASC INC
filed 2005-05-23
CIK 1040415

================================================================================
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005.

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

     Yes  [X]          No  [ ]


     As  of  May  10,  2005  102,297,879  and  14,158,593  shares  of  Common
Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         Balance Sheet as of March 31, 2005 and June 30, 2004   3

         Statement of Operations for the three months and nine
           months ended March 31, 2005 and 2004                 4

         Statement of Stockholders' Equity (Deficit) for the
           nine months ended March 31, 2005                     5

         Statement of Cash Flows for the nine months ended
           March 31, 2005 and 2004                              6

         Schedule of Investments as of March 31, 2005           7

         Notes to Financial Statements                          8

                                       ENDOVASC, INC.
                                       BALANCE SHEET
                              MARCH 31, 2005 AND JUNE 30, 2004
                                         ---------
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,    JUNE 30,
     ASSETS                                                            2005         2004
     ------                                                         -----------  ----------
Current assets:
  Cash and cash equivalents                                         $       13   $     116
  Accounts receivable                                                        -          22
  Subscription receivable                                                   25           -
  Other current assets                                                       1         375
                                                                    -----------  ----------

    Total current assets                                                    39         513

Investments in portfolio companies at fair value
  (cost of $132)                                                           658           -
Property and equipment, net                                                 42         114
Other assets, net                                                            6         102
                                                                    -----------  ----------

      Total assets                                                  $      745   $     729
                                                                    ===========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Current maturities of long-term debt                              $       39   $      52
  Current portion of obligations under capital leases                       21          30
  Notes payable to shareholders                                            115         290
  Accounts payable                                                         265         539
  Accrued liabilities                                                       14          27
                                                                    -----------  ----------

    Total current liabilities                                              454         938

Long-term obligations under capital leases                                   8          28
Convertible debentures                                                       1           1
Deferred liabilities                                                        41          53
                                                                    -----------  ----------

      Total liabilities                                                    504       1,020
                                                                    -----------  ----------

Commitment and contingencies

Stockholders' equity (deficit):
  Common stock, $.001 par value, 200,000,000 shares authorized
    Common stock-Endovasc Series, 93,908,084 and 70,203,634
      shares issued and outstanding at March 31, 2005 and
      June 30, 2004, respectively                                           94          70
    Common stock-NDC Series, 14,158,593 shares issued and
      outstanding at March 31, 2005 and June 30, 2004                       14          14
  Preferred stock, $.001 par value, 20,000,000 shares authorized,
    208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at March 31, 2005 and June 30,
    2004, stated value $100 per share                                        -           -
  Additional paid-in capital                                            26,279      25,218
  Accumulated deficit                                                  (26,672)    (25,593)
  Unrealized appreciation on investments                                   526           -
                                                                    -----------  ----------

    Total stockholders' equity (deficit)                                   241        (291)
                                                                    -----------  ----------

      Total liabilities and stockholders' equity (deficit)          $      745   $     729
                                                                    ===========  ==========

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

                                       ENDOVASC, INC.
                                  STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                         __________
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                     --------------------------  --------------------------
                                      MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                         2005          2004          2005          2004
                                     ------------  ------------  ------------  ------------
Income:
  Revenue                            $         -   $         -   $         -   $        49
  Management fees                             21             -            60             -
  Interest income                              -             -             -             1
  Unrealized appreciation of port-
    folio investments                        100             -           100             -
                                     ------------  ------------  ------------  ------------

    Total income                             121             -           160            50
                                     ------------  ------------  ------------  ------------

Costs and expenses:
  Operating, general and
    administrative expenses                  293         1,494         1,304         2,568
  Research and development
    costs                                      -           378            77         1,247
  Interest expense                             4             2             6            13
                                     ------------  ------------  ------------  ------------

    Total costs and expenses                 297         1,874         1,387         3,828
                                     ------------  ------------  ------------  ------------

Loss before cumulative effect of
  accounting change                         (176)       (1,874)       (1,227)       (3,778)

Cumulative effect of conversion to
  business development company, net
  of income tax effect                         -             -           674             -
                                     ------------  ------------  ------------  ------------

Net loss                             $      (176)  $    (1,874)  $      (553)  $    (3,778)
                                     ============  ============  ============  ============

Weighted average shares
  outstanding                         89,463,361    80,257,983    81,159,154    74,618,260
                                     ============  ============  ============  ============

Basic and diluted loss per common
  share before cumulative effect
  of accounting change               $     (0.00)  $     (0.02)  $     (0.02)  $     (0.05)

Cumulative effect of conversion to
  business development company                 -             -          0.01             -
                                     ------------  ------------  ------------  ------------

Basic and diluted net loss per
  common share                       $     (0.00)  $     (0.02)  $     (0.01)  $     (0.05)
                                     ============  ============  ============  ============

                           The accompanying notes are an integral
                            part of these financial statements.

                                                     ENDOVASC, INC.
                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        FOR THE NINE MONTHS ENDED MARCH 31, 2005
                                                       __________
                                           (IN THOUSANDS, EXCEPT SHARE DATA)


                                COMMON STOCK         COMMON STOCK             SERIES A
                                ENDOVASC SERIES        NDC SERIES         PREFERRED STOCK    ADDITIONAL
                             --------------------  -------------------  -------------------    PAID-IN     ACCUMULATED
                              AMOUNT     SHARES    AMOUNT     SHARES     AMOUNT     SHARES     CAPITAL       DEFICIT
                             --------  ----------  -------  ----------  ---------  --------  -----------  -------------
Balance at June 30, 2004     $     70  70,203,634  $    14  14,158,593  $       -       208  $    25,218  $    (25,593)

Stock issued for cash              19  18,933,390        -           -          -         -          619             -

Stock issued for services           4   4,031,060        -           -          -         -          366             -

Stock issued for payment of
  accounts payable                  1     425,000        -           -          -         -           43             -

Stock issued for settlement
  of lawsuit                        -     315,000        -           -          -         -           33             -

Unrealized appreciation of
  investments                       -           -        -           -          -         -            -          (526)

Net loss                            -           -        -           -          -         -            -          (553)
                             --------  ----------  -------  ----------  ---------  --------  -----------  -------------

Balance at March 31, 2005    $     94  93,908,084  $    14  14,158,593  $       -  $    208  $    26,279  $    (26,672)
                             ========  ==========  =======  ==========  =========  ========  ===========  =============


                              UNREALIZED
                             APPRECIATION    TOTAL
                             -------------  -------
Balance at June 30, 2004     $           -  $ (291)

Stock issued for cash                    -     638

Stock issued for services                -     370

Stock issued for payment of
  accounts payable                       -      44

Stock issued for settlement
  of lawsuit                             -      33

Unrealized appreciation of
  investments                          526       -

Net loss                                 -    (553)
                             -------------  -------

Balance at March 31, 2005    $         526  $  241
                             =============  =======

                       The accompanying notes are an integral part of these financial statements.

                                 ENDOVASC, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   __________
                                 (IN THOUSANDS)


                                                         NINE MONTHS ENDED
                                                      -----------------------
                                                             MARCH 31,
                                                          2005        2004
                                                      ----------  -----------
Cash flows used in operating activities:
  Net loss                                            $    (553)  $   (3,778)
  Adjustments to reconcile net loss to net
    cash used in operating activities                      (156)       2,099
                                                      ----------  -----------

        Net cash used in operating activities              (709)      (1,679)
                                                      ----------  -----------

Cash flows used in investing activities:
  Capital expenditures                                        -            -
                                                      ----------  -----------

        Net cash used in investing activities                 -            -
                                                      ----------  -----------

Cash flows from financing activities:
  Proceeds from sale of common stock                        638        1,223
  Proceeds from exercise of warrants                          -          407
  Issuance of notes payable                                   5          377
  Repayment of notes payable                                (18)        (406)
  Payments of obligations under capital leases              (29)         (41)
  Proceeds from advances from stockholders                   84          205
  Repayments of notes to stockholder                        (74)         (49)
                                                      ----------  -----------

        Net cash provided by financing activities           606        1,716
                                                      ----------  -----------

Net (decrease) increase in cash and cash equivalents       (103)          37

Cash and cash equivalents at beginning of period            116          120
                                                      ----------  -----------

Cash and cash equivalents at end of period            $      13   $      157
                                                      ==========  ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest expense                      $       6   $       13
                                                      ==========  ===========

  Cash paid for income taxes                          $       -   $        -
                                                      ==========  ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                            ENDOVASC, INC.
                                        SCHEDULE OF INVESTMENTS
                                            MARCH 31, 2005
                                              __________
                                            (IN THOUSANDS)

                                                                                    MARCH 31, 2005
                                              TITLE OF SECURITY  PERCENTAGE OF   ---------------------
PORTFOLIO COMPANY              INDUSTRY        HELD BY COMPANY     CLASS HELD    FAIR VALUE     COST
-------------------------  -----------------  -----------------  --------------  -----------  --------
Liprostin, Inc.            Biopharmaceutical  Common stock               100.0%  $       400  $     97
Angiogenix Limited, Inc.   Biopharmaceutical  Common stock               100.0%           50        30
Nutraceutical Development
  Corporation              Biopharmaceutical  Common stock               100.0%          200         5
Endovasc-TissueGen
  Research Sponsors, LLC   Biopharmaceutical  Common stock                49.9%            3         -
Endovasc-TissueGen-
  Blumberg Research
  Sponsors, LLC            Biopharmaceutical  Common stock                39.9%            5         -
                                                                                 -----------  --------

                                                                                 $       658  $    132
                                                                                 ===========  ========

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

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     The cumulative effect adjustment for the nine-month period ended March 31, 2005 reflects the effects of conversion to a business development company as follows:

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

     Endovasc-TissueGen Research Sponsors, L.L.C.
     --------------------------------------------

     Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc's option into Class B Membership interests in the Partnership. As of October 6, 2004 the Company has not purchased the promissory note. The activity of the Partnership has been consolidated in the accompanying financial statements. The activity that was consolidated includes expenses of less than $1 and $59 for the period from July 1, 2004 through October 6, 2004 and the nine-month period ended March 31, 2004, respectively. Effective October 6, 2004, when the Company elected to become a BDC, the Partnership's net liabilities of $44 were deconsolidated.

     Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.
     -----------------------------------------------------

     In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the "Joint Venture"). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc's option into Class B membership interests in the Joint Venture. As of October 6, 2004, the Company has not purchased the promissory note. The activity of the Joint Venture has been consolidated in the accompanying financial statements. This activity includes expenses of $-0- and $168 for the period from July 1, 2004 through October 6, 2004 and the nine-month period ended March 31, 2004, respectively. Effective October 6, 2004, when the Company elected to become a BDC, the Joint Venture's net liabilities of $203 were deconsolidated.

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

     As a business development company, the Company's investments are in private companies with no publicly available market price. Business development companies are required to carry investments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and the Company's board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for the investments in these companies at least quarterly. If the Company's estimates of the future differ from actual events in the future, for any reason,

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     the Company may fail to record an unrecognized gain or loss or may record it later or earlier than it would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without the Company realizing any benefit from its investments or recognizing any cash proceeds from the sale of these investments. If, in the future, the Company determines that a loss has occurred in any of its investments, that loss will be reflected as a reduction in the value of its investments on the Company's consolidated balance sheet, and the reduced values will negatively impact earnings and be reflected as a loss on the statements of operations.

     INVESTMENTS
     -----------

     The Company's investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management's judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company's investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information, including an independent valuation, and using valuation methodologies considered appropriate and reliable by the Board. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in the Company's financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base estimates. These portfolio companies are often development stage with no operations and no positive cash flow. These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by the Company's board of directors.

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

     LOSS PER SHARE
     --------------

     Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and convertible preferred stock are excluded from the computation for the three months ended March 31, 2004 and the nine month periods ended March 31, 2005 and 2004 as their effect would dilute the loss per share for these periods. If the Company had reported net income during the three months ended March 31, 2005 and the nine month periods ended March 31, 2005 and 2004, the calculation of diluted net income per share would have included 208 additional common equivalent shares. Common equivalent shares for the three months ended March 31, 2005 totaled 208 shares from Series A cumulative convertible preferred stock.

     CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

     REVENUE RECOGNITION
     -------------------

     As a business development company, the Company's revenue will be recognized primarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. The Company assesses the collectibility of dividends and interest income receivables in connection with its determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through March 31, 2005, the Company had not received any interest or dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ----------------------------------------------------------------------

     below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.


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

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through March 31, 2005, the Company has not earned cash profits from any sources. The Company's investments in portfolio investment companies are reflected on the accompanying balance sheets at the board of directors' best estimate of fair value. Because the investments are illiquid, the Company is limited in its ability to sell the investments in its portfolio companies. The value of these investments may decline substantially resulting in the Company receiving little or no cash value for their services and investments in these portfolio companies.


4.   OTHER CURRENT ASSETS
     --------------------

     Other current assets at March 31, 2005 and June 30, 2004 consists of the following (in thousands):

                         MARCH 31,   JUNE 30,
                           2005       2004
                        ----------  ---------
     Other receivable   $        -  $      30
     Prepaid license             -         58
     Prepaid supplies            -        278
     Prepaid insurance           1          9
                        ----------  ---------

                        $        1  $     375
                        ==========  =========

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)

5.   INCOME TAXES
     ------------

     The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards. The Company will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2005.


6.   LITIGATION
     ----------

     On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has also filed its own counter-claim against Dow for breach of contract and damages. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to the Company. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of the Company's common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

     On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed its own counter-claim against LMH for breach of contract and damages. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

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


7.   NOTE PAYABLE-SHAREHOLDER
     ------------------------

     During the nine months ended March 31, 2005, the Company repaid $55 to the Company's Chief Executive Officer, which reduced the note balance to the CEO to $-0- at March 31, 2005.

     During the nine months ended March 31, 2005, the Chief Financial Officer of the Company advanced the Company $84 of which $19 was repaid which increased the total balance owed to $115 as of March 31, 2005. The balance is due on demand, non-interest bearing and is not collateralized.

     During the year ended June 30, 2004, a stockholder of the Company advanced the Company's consolidated joint venture $185. The balance outstanding of $185 was deconsolidated upon the Company's election to become a BDC in October 2004.


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES
     -------------------------------------------

                                                       SIX MONTHS ENDED
                                                     --------------------
                                                         DECEMBER 31,
                                                       2004       2003
                                                     ---------  ---------
     Non-cash investing and financing activities:

       Common stock issued for services              $     370  $     558
                                                     =========  =========

       Common stock issued for payment of accounts
         payable and accrued liabilities             $      77  $      37
                                                     =========  =========

       Conversion of note payable to shareholder to
         common stock                                $       -  $     585
                                                     =========  =========

                                 ENDOVASC, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                   __________
                        (IN THOUSANDS, EXCEPT SHARE DATA)


8.   NON-CASH INVESTING AND FINANCING ACTIVITIES, CONTINUED
     ------------------------------------------------------

     On October 6, 2004, upon the Company's election to become a BDC, certain subsidiaries of the Company were deconsolidated and reported as an investment. The assets that were deconsolidated and reported as an investment by the Company include $45 of net lab equipment costs, $278 of supplies, $87 of net license costs, $22 of accounts receivable, $2 of cash and $33 of prepaid royalty fees. Liabilities that were deconsolidated included $391 of accounts payable, and $196 of notes payable.


9.   NDC TRACKING STOCK
     ------------------

     As of March 31, 2005, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding. Included in operating, general and administrative expenses for the nine months ended March 31, 2005 is $-0- of expenses of NDC. Effective October 6, 2004, when the Company elected to become a BDC, the subsidiary's net assets of $4,403 were deconsolidated.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The information contained in this section should be read in conjunction with the Selected Consolidated Financial and Other Data, the Selected Operating Data and our Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation (1) any future economic downturn could impair our customers' ability to repay our loans and increase our non-performing assets, (2)economic downturns can disproportionately impact certain sectors in which we concentrate, and any future economic downturn could disproportionately impact the industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors, (3) a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities, (4) interest rate volatility could adversely affect our results, (5) the risks associated with the possible disruption in our operations due to terrorism and (6) the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-KSBs, Form 10-QSBs and Form 8-Ks. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

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

LOSS PER SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and convertible preferred stock are excluded from the computation for the three months ended March 31, 2005 and 2004 and the nine month periods ended March 31, 2005 and 2004 as their effect would dilute the loss per share for these periods. If the Company had reported net income during the three months ended March 31, 2005 and 2004 and the nine-month periods ended March 31, 2005 and 2004, the calculation of diluted net income per share would have included 208 additional common equivalent shares. Common equivalent shares for the three months ended March, 31, 2005 totaled 208 shares from Series A cumulative convertible preferred stock.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC limits.

OVERVIEW

Endovasc, Inc. is a Nevada corporation and the successor to a biopharmaceutical company incorporated on June 10, 1996. Effective September 17, 2004, most of our assets and liabilities were transferred to wholly owned subsidiaries, and we became an internally managed "Non-diversified Closed-end Company" as defined by
Section 5 of the Investment Company act of 1940 (the "40 Act") that elected to be treated as a "Business Development Company" pursuant to Section 54 of the 40 Act. We will not elect to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for 2005.

PORTFOLIO INVESTMENTS

1.   Liprostin, Inc.

Liprostin, Inc. owns the intellectual property relative to the formation of Liprostin(TM) and manages and directs the clinical trials required for the FDA.

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

3.   Nutraceutical Development Corporation

Nutraceutical Development Corporation was formed to develop certain technologies now owned by our other subsidiaries for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals").

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


Endovasc filed an Investigational New Drug (IND) application for Liprostin(TM) in October 1999. In support of the application a protocol was submitted for the use of Liprostin(TM) in combination with angioplasty for patients suffering from intermittent claudication or critical limb ischemia. In accordance with this protocol, a small pilot study was conducted in 2003. Based on this pilot study, a new protocol was designed and submitted to the FDA in September 2003 for a Phase II clinical trial for patients with Peripheral Arterial Occlusive Disease who are not candidates for angioplasty. The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in July 2004. We held a teleconference with the FDA in April of 2005. This teleconference focused on the Liprostin studies conducted as well as future studies that are necessary in order for us to file a New Drug Application (NDA) with the FDA. We intend to move Liprostin, Inc. forward with Phase III in the fall of 2005.

We submitted Phase I and animal data to the FDA in February 2002 on trials carried out at Stanford University and Columbia University; with its nicotinic acetylcholine receptor (nAChR) agonist trademarked Angiogenix(TM). We also sponsored research which was completed during the fiscal year 2004. The first was conducted by Dr. Yong-Jian Geng at the Texas Heart Institute to study the effects of nicotine on stem cell development. The second was conducted by Dr. Liping Tang at the University of Texas at Arlington, Texas to study the angiogenic effect of a new nicotine delivery system in two mouse models of ischemia. Currently, Angiogenix Limited, Inc. is focusing research on alternative site-specific delivery methods for our drug candidates. The original term of the Stanford licensing agreement called for the product to be in commercialization by June of 2005. We are presently in negotiations with Stanford to extend this timetable. Should Stanford not agree to this extension, we will be faced with an unrealistic schedule that we will not be able to meet. The asset valuation for Angiogenix Ltd. Inc has been reduced for this quarter to reflect the possibility that Stanford will be unwilling to extend the commercialization period.

Nutraceutical Development Company signed an exclusive licensing agreement with Western Holdings, Inc., a division of Basic Research of Salt Lake city in July of 2003. This agreement called for a payment of 10% royalties. An extension to the agreement gave Western Holdings until June of 2005 to bring the product to market. A trade show was held in Columbus Ohio in March of 2005 where they launched our product. Because of a production problem no sales orders were fulfilled during this quarter but they should be fulfilled in the fourth quarter of fiscal 2005.


RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)

During the quarter ended March 31, 2005 our income increased to $121 compared with income of $ -0- for the quarter ended March 31, 2004. This increase is a result of management fees from our portfolio companies and unrealized appreciation of our investments in portfolio companies.

During the quarter ended March 31, 2005, operating, general and administrative expenses were $293 compared to $1,494 for the quarter ending March 31, 2004. The decrease is primarily due to a decrease in public relations and consulting fees.

Research and development expenses totaled $ -0- during the quarter ending March 31, 2005, a decrease of $378 from $378 for the quarter ended March 31, 2004. This decrease results from change in accounting method and the portfolio companies reflecting R&D expenses.

NINE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)

During the nine months ended March 31, 2005 our income was comprised of $60 in management fees charged to portfolio investment companies and $100 of unrealized appreciation of portfolio investments. During the nine months ended March 31, 2004, our income was comprised of revenue under an external research agreement.

During the nine months ended March 31 2005, operating, general and administrative expenses were $1,304 compared to $2,568 for the nine months ending March 31, 2004. This decrease is primarily due to decreases in public relations and consulting fees.

Research and development expenses totaled $77 during the nine months ending March 31, 2005, a decrease of $1,170 from $1,247 for the nine months ended March 31, 2004. This decrease results from a change in accounting method and the portfolio companies reflecting research and development expenses.

Cash flows used in operating activities for the nine months ending March 31, 2005 decreased $970 to $709 compared to $1,679 for the nine months ended March 31, 2004, primarily due to a decrease in cash spent on research and development.

The cumulative effect of conversion to a business development company resulted in a one-time gain of $674 during the nine months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

We had a working capital deficit at March 31, 2005 of $(415), compared to a deficit of $(425) at June 30, 2004. This decrease in primarily due to a decrease in liabilities partially offset by a decrease in current assets.

In October 2004, we began operating as a business development company, so that we are no longer an early stage drug development company. Nevertheless, we are subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets. We hope to obtain additional debt and equity financing from various sources in order to finance our operations and to continue to grow through investment opportunities. In the event we are unable to obtain additional debt or equity financing, we will not be able to continue our current level of operations. If we are unable to continue our operations, our assets will experience a significant decline in value and we will need to rely on funding, if available, in order to continue our limited operations.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through March 31, 2005, we have not earned cash profits from any sources. Our investments in our portfolio investment companies are reflected on the accompanying balance sheets at the board of directors' best estimate of fair value. Because the investments are illiquid, we are limited in our ability to sell the investments in our portfolio companies. The value of these investments may decline substantially resulting in us receiving little or no cash value for our services and investments in these portfolio companies.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2004, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.


ITEM 3.   CONTROLS AND PROCEDURES

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to Endovasc that is required to be included in our filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District for alleged breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have also filed our own counter-claim against Dow for breach of contract and damages. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to us.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 284th Judicial District, for alleged breach of an employment contract between the parties. Creekmore seeks payment of $114,000 plus interest, 1 million shares of our common stock and reimbursement of court costs including reasonable attorney's fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the parties in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") allege a breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. We have also filed a counter-claim against LMH for breach of contract and damages. On March 31, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH.

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

During the three months ended March 31, 2005, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

During the three months ended March 31, 2005, we issued 2,241,060 shares of common stock to five individuals for services, which we valued at $0.06 per share, with an aggregate value of $134,463. These transactions were exempt from registration pursuant to Section 4(2) of the Act.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   Other Information

     None.

ITEM 6.   EXHIBITS

     (a)  Exhibits

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


None.




SIGNATURES

     In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    ENDOVASC, INC.


Date:    May 20, 2005               By:   /s/  Diane Dottavio
       ---------------                 -------------------------------
                                               Diane Dottavio
                                               Chief Executive Officer


Date:    May 20, 2005               By:   /s/  M. Dwight Cantrell
       ---------------                 -------------------------------
                                               M. Dwight Cantrell
                                               Chief Financial Officer