Form 10KSB
period 2005-06-30
ENDOVASC INC
filed 2005-10-12
CIK 1040415

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  June 30, 2005
Commission File No.   000-28371

Endovasc, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	76-0512500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

550 Club Drive Suite 440, Montgomery, Texas 77316
(Address of principal executive offices) (Zip Code)

(936) 582-5920
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001 per share.

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company Yes ☐ No ☒

The Company's revenues for its most recent fiscal year were $81,000.

The aggregate market value of the voting and non-voting common equity by non-affiliates of the Company was $3,848,816 as of September 15, 2005, based on the price of $0.035 per share.

As of September 15, 2005, we had outstanding: 112,337,569 shares of Common Stock, $.001 par value; and 14,158,593 shares of Series NDC Common Stock, $.001 par value.

PART I

Item 1.	BUSINESS.

General

As a business development company, we provide long-term debt and equity investment capital to our portfolio companies.

Our investment portfolio consists primarily of loans with equity features and equity investments in companies which constitutes a controlling equity interest, and debt obligations. At June 30, 2005, our investment portfolio totaled $668,000 at fair value. Our investment objective is to achieve current income and capital gains.

Corporate History

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

On April 30, 2002 our Board of Directors authorized our former Chairman, David P. Summers, to pursue a plan of reorganization that would allow us to meet our obligations to our creditors and the Series A Convertible Preferred Stockholders. This plan involved the issuance of up to 3,000,000 shares of Series B Convertible Stock and a reverse domicile merger from Nevada to Delaware. On or about May 6, 2002 an information statement was filed with the SEC and simultaneously sent to our stockholders. On July 5, 2002 a meeting of stockholders representing 52.6% of the total outstanding voting authority approved the resolution to adopt the plan of reorganization. It was made effective July 9, 2002. This reorganization resulted in an increase in the authorized capital stock to 200,000,000 shares.

Effective April 1, 2003, our Board of Directors and holders of shares representing a majority of the voting rights of the outstanding shares of our common stock and preferred stock approved a reincorporation from the State of Delaware to the State of Nevada. This reincorporation was accomplished by a merger of into a new Nevada corporation under the name Endovasc, Inc.

In September 2003, the our Board of Directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of Nutraceutical Development Corporation (NDC). During the twelve months ended June 30, 2004, we issued a dividend of one share of the Series NDC common stock for each four shares of our common stock. As of June 30, 2005, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding.

In December 2003, a special meeting of the Board of Directors of Endovasc, Inc, was called by the former Chairman David P. Summers. At this meeting Dr. Diane Dottavio, Ph.D. was nominated and elected to serve as President and Chief Executive Officer for the coming year, as reported on the December 31, 2003 8-K.

In October 2004, we filed our election with the SEC (Form N-54A) to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. Endovasc, as a BDC, may invest in other securities, however, such investments may not exceed 30% of our total asset value at the time of such investment. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, we do not consolidate portfolio company investments in which we have a controlling interest.

In May of 2005, we announced that we will cease funding research by our portfolio company, Angiogenix Limited, Inc. (“Angiogenix”) and that Angiogenix has terminated its licensing agreement with Leland J. Stanford University dated February 1, 2000 relating to the use of a nicotine receptor agonist (NRA). We had two reasons for this decision: firstly, ceasing research efforts for Angiogenix will allow us to concentrate our resources on funding future clinical studies for Liprostin, and secondly, the current licensing agreement contained unrealistic deadlines for the commercialization of NRA.

We have not been subject to bankruptcy, receivership or any similar proceeding.

Eligible Portfolio Investments

Investments are reported at fair value. The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments and the related unrealized appreciation or depreciation.

Upon our conversion to a business development company, we employed an independent business valuation expert to value our portfolio companies. The Board of Directors determined all portfolio companies and investments at fair value under a good faith standard.

We currently have investments in five portfolio companies as follows:

Liprostin, Inc.

We have an investment in a wholly-owned portfolio company Liprostin, Inc. (“Liprostin”), which is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane.

Liprostin is conducting clinical trial testing to obtain Federal Drug Administration (FDA) approval of its sale in the United States. Phase I clinical trials, which tested product safety and tolerance levels using a small group of healthy subjects, as well as providing information about the product's effectiveness and dosage levels, were successfully completed in January 2001. With this success, Liprostin, Inc. determined to proceed to Phase III clinical trials as suggested by the FDA in late 1999. An Investigational New Drug Application (IND) and protocol for a Phase III, “Randomized, multi-center study of Liposomal prostaglandin E1 (Liprostin™) was filed with the FDA in August 2001. Concurrently, the Liprostin conducted a series of Phase II trials. The FDA granted a second indication for peripheral occlusive artery disease (POAD) which included severe intermittent claudication (walking pain, which doubled our potential market). The Liprostin expects to enter phase III clinical trials in 2005.

The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in August 2004. The results of this trial for peripheral arterial occlusive disease were presented to the FDA in the fall of 2004.

The Liprostin is currently seeking to enter into a partnership with a suitable company to co-develop and market our lead product Liprostin™ for treatment of peripheral vascular disease. Opportunities to out-license or sell the technology are also being considered.

Distribution Methods

Upon receipt of necessary governmental regulatory consent, Liprostin intends to distribute its products utilizing Liprostin™ technologies worldwide.

Governmental Regulation

The clinical trials performed in support of the IND 6,026 have been carried out in compliance with the regulations stipulated by the Food and Drug Administration.

Competition

Major contributors of peripheral vascular disease include smoking, diabetes, high fat or cholesterol levels in the blood, high blood pressure, obesity, and lack of exercise. Thus, treatment of these symptoms may help to slow the progression of the disease. Surgical procedures such as angioplasty, (and stent placement, if needed) and by-pass surgery are used as to increase blood flow to the extremities in the more severe cases.

There is no “standard of care” medication for the treatment of Peripheral Vascular Disease (PVD. ) Medications such as aspirin or Plavix® (clopidogrel) are usually advised, although these do not help with symptoms of PVD, but help to prevent blood clots (thrombosis) forming in arteries. Cilostazol® has recently been shown to improve walking distance in people with PVD and blood flow in the lower leg.

Nutraceutical Development Corporation

We have an investment in a wholly-owned portfolio company, Nutraceutical Development Corporation (“NDC”), which develops certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”).

In 2002 NDC began experimentation with a NRA compound for use in the nutraceutical field. The findings in mice demonstrated that when fed very low doses of the compound in drinking water, the compound produced accelerated muscle mass when combined with extensive exercise during a three week regimen. The mice that were given low amounts developed a significant muscle increase compared to the control mice. A scientifically controlled double blind, double placebo study in healthy weight lifters confirmed our earlier animal results and in August of 2003 we filed a Patent Application, No.10/633,325 relating to this discovery. An agreement to exclusively sublicense the patent was formed between (NDC) and Basic Research, L.L.C. of Salt Lake City Utah in July of 2003. NDC will receive a 10% royalty on all revenues generated or a minimum of $2,000,000 per year in exchange for the licensed product. Due to delays in product manufacturing, the minimum royalty payment date is being renegotiated with the licensee and NDC anticipates an extension to April 2006. Based on the information embodied in the patent, the product Endothil - CR was developed and launched at the Arnold Classic Convention in March of 2005 and is now being sold at GNC stores nationwide. In subsequent years, the contract stipulates compensation of 10% of revenues with a minimum of $2,000,000 per year, with Basic Research’s right to exclusive manufacturing of the product. This contract to retain exclusivity includes a clause allowing termination of the contract by Basic Research, L.L.C. for cause including their decision to discontinue selling the licensed product.

Distribution Methods

Upon receipt of necessary governmental regulatory consent, NDC intends to distribute products utilizing its nutraceutical technologies worldwide.

Endovasc-TissueGen Research Sponsors, L.L.C.

We have a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

Distribution Methods

Upon receipt of necessary governmental regulatory consent, the Partnership intends to distribute its stent-coating technologies worldwide.

Competition

There is considerable competition from medical device manufacturers in the development of stent-coating technologies. These competitors include Guidant, Inc., Cook, Inc., Cordis, Medtronics, Inc and Boston Scientific, Inc. To our knowledge, current competition in this technology is limited to the use of drugs, such as paclitaxol and other taxol derivatives and sirrolimus (Cordis).

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.

We have a 39.9% investment in a joint venture named Endovasc-TissueGen Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

Distribution Methods

Upon receipt of necessary governmental regulatory consent, the Joint Venture intends to distribute its products utilizing stent-coating technologies worldwide.

Competition

There is considerable competition from medical device manufacturers in the development of stent-coating technologies. These competitors include Guidant, Inc., Cook, Inc., Cordis, Medtronics, Inc and Boston Scientific, Inc. To our knowledge, current competition in this technology is limited to the use of drugs, such as paclitaxol and other taxol derivatives and sirrolimus (Cordis).

Angiogenix Ltd., Inc

During the quarter ended June 30, 2005, we cancelled our license agreement with Leland J. Stanford University, which resulted in our reducing the value of this portfolio company to $25,000.

Patents and Proprietary Rights

We believe that adequate protection of the proprietary technology of our portfolio companies is a vital aspect of business operations. Our portfolio companies actively protect their patents and proprietary technology in the United States and in foreign countries, as deemed necessary to protect development of their operations.

Our portfolio companies have patent protection for several products and are pursuing patent and trademark applications for additional products. United States Patent No. 4,820,732, was issued on April 11, 1989, and protects proprietary technology regarding a "Method and Composition for Reducing Dysfunction in Angioplasty Procedures”. United States Patent No. 4,955,878, was issued on September 11, 1990, and protects proprietary technology regarding a "Kit for Treating Arterial Dysfunction Resulting from Angioplasty Procedures”. The application of this patent has not been maintained and its protections will expire to the benefit of the public domain. United States Patent No. 5,980,551, regarding “Composition and Method for Making a Biodegradable Drug Delivery Stent” was issued in November 1999 and United States Patent No. 6,395,023B1, regarding “Prosthesis with Biodegradable Surface Coating and Method for Making Same” was issued in May of 2002.

Liprostin, Inc. received trademark protection Liprostin™ under Trademark Application Ser. No. 75/632,736. We also own rights to several trademarks employed in its business, including logo, the registered domain name of www.endovasc.com, and other trade and service marks identifying our products and services.

It is important to note that other public and private institutions may have obtained, or filed applications for, patents that we may need for development of our products. We cannot know the scope or validity of such patents, the extent that we may desire to acquire licenses under such patents, or the availability of such licenses upon terms that are acceptable to us.

Research and Development

Since our election to become a business development company, research and development is performed by our portfolio companies and the details about such are described in this document under “Portfolio Companies”. Research and development costs prior to the conversion to a BDC was $86 and $1,647 for the three months ended September 30, 2005 and year ended June 30, 2004 respectively.

Employees

As of June 30, 2005, we employed 6 full time employees and one contract consultant. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good.

Item 2.	PROPERTY.

We maintain 2,772 square feet of executive offices 550 Club Drive Suite 440, Montgomery, Texas 77316. In July of 2005 we entered into a lease agreement for 34 months at an aggregate monthly rental rate of $3,927 per month.

We believe that our facilities are adequate for our current levels of operations.

Item 3.	LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have also filed a counter-claim against Dow for breach of contract and damages. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to us. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against us for breach of a consulting contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of our common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against us in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against us for breach of a consulting contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. We have also filed our own counter-claim against LMH for breach of contract and damages. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

We are a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees of approximately $1,000,000 and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. We intend to defend our position vigorously. We believe we will prevail and, accordingly, have not accrued any liability associated with this case in the accompanying financial statements.

In November 2004, we filed a lawsuit against our former President and CEO, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on our behalf alleges a civil conspiracy, breach of fiduciary duty and breach of contract and rescission by David P. Summers and seeks restitution and damages in excess of $3.5 million.

We are subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol "EVSC." The following table sets forth for the quarters indicated the range of high and low closing prices of our Common Stock as reported by NASDAQ and the Electronic Bulletin Board but does not include retail markups, markdowns or commissions.

Common Stock
Fiscal Quarter Ending	Common Stock Price (rounded to the nearest penny)
	High	Low
June 30, 2005	.11	.03
March 31, 2005	.11	.05
December 31, 2004	.10	.03
September 30, 2004	.16	.09
June 30, 2004	.33	.14
March 31, 2004	.39	.19
December 31, 2003	.33	.25
September 30, 2003	.54	.25
June 30, 2003	.75	.32
March 31, 2003	1.28	.65

Common Stock NDC Series
Fiscal Quarter Ending	Common Stock Price (rounded to the nearest penny)
	High	Low
June 30, 2005	.09	.02
March 31, 2005	.07	.02
December 31, 2004	.07	.00
September 30, 2004	.10	.00
June 30, 2004	.04	.01
March 31, 2004	.12	.00
December 31, 2003	.08	.01
September 30, 2003	N/A	N/A

As of June 30, 2005, we have 646 record stockholders of Endovasc common stock, and 652 shareholders of record of NDC common stock.

Dividend Policy

Endovasc has never paid cash dividends on our common stock and intends to retain earnings, if any, for use in the operation and expansion of our business. The amount of future dividends, if any, will be determined by the Board of Directors based upon our earnings, financial condition, capital requirements and other conditions.

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

During the year ended June 30, 2004 we received $1,578,168 for the sale of 7,615,737 restricted shares of common stock from one investor pursuant to Regulation S of the Act. A net of 8% commission was paid on this transaction.

In January 2005 we issued 2,241,060 shares of common stock under Regulation D of the Act to three executive officers in exchange for debt that had been issued in lieu of cash compensation totaling $65,735.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this filing that are not historical are forward-looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include our statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this filing.

In its report dated September 21, 2005, our independent auditor raised a going concern issue.

Management plans to take specific steps to address its difficult financial situation as follows:

In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

The Company originally anticipated the generation of approximately $500 in revenue from its Nutraceutical product in the third and fourth quarters of the year ending June 30, 2004. The anticipated revenue to be generated by the launch of the Nutraceutical product line has been delayed pending certain problems with formulation. The Company has made the required changes and anticipates material revenues by the end of 2005.

In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

There can be no assurance that the Company’s planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

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

Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments, which are reported at estimated fair value, and the related unrealized appreciation or depreciation. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

Research and Development

Prior to our conversion to a business development company research and development costs were expensed as incurred. These costs consisted of direct and indirect costs associated with specific projects. Since our election to become a business development company, research and development is performed by our portfolio companies and the details about such are described in this document under “Eligible Portfolio Investments”

Stock-Based Compensation

We account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“AFB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we have only recorded stock-based compensation resulting from options granted at below fair market value.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of investments and cash. We place our cash with high credit quality financial institutions. At times in the future, such amounts may exceed FDIC limits.

Results of Operations

Until October of 2004, when we became a Business Development Company, we were in the development stage and have had limited operating revenues since our inception on June 10, 1996. From June 10, 1996 through September 30, 2004, we had an accumulated deficit $ 25,552,000.

During the nine months ended June 30, 2005, our net revenues were $81,000 compared with $0 revenue in the three months ended September, 30, 2004 and $71,000 for the fiscal year ended June 30, 2004. The increase in revenue is due to management fees from our portfolio companies.

During the periods ended June 30, 2005, and September 30, 2004, and the year ended June 30, 2004, costs and operating expenses were $741,000, $594,000 and $4,779,000, respectively. The decrease in costs and operating expenses is primarily due to the change in accounting procedures related to our conversion to a business development company.

Cash flows used in operating activities for the periods ended June 30, 2005, and September 30, 2004, and the year ended June 30, 2004 were $375,000, $133,000 and $1,987,000, respectively. The decrease is due in part to the change in accounting procedures related to our conversion to a business development company. This decrease is also due to a reduction in the use of stock based compensation to consultants.

Interest expense for the periods ended June 30, 2005, and September 30, 2004, and the year ended June 30, 2004, were $4,000, $7,000 and $17,000, respectively. This decrease was primarily due to a decrease in the average balance outstanding of capital leases and notes payable to financial institutions.

Research and development expenses were $0, $86,000, and $1,647,000 during the periods ended June 30, 2005, and September 30, 2004, and the year ended June 30, 2004. The decrease in costs and operating expenses for the year is primarily due to the change in accounting procedures related to our conversion to a business development company.

Liquidity and Capital Resources

We had a working capital deficit of $285,000, $695,000 and $425,000 at June 30, 2005, September 30, 2004 and June 30, 2004 respectively. This change was primarily due to certain accounts payable being transferred to our portfolio companies.

In October 2004, we began operating as a business development company, and are no longer a development stage company. Nevertheless, we are subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  We hope to obtain additional debt and equity financing from various sources in order to finance our operations and to continue to grow through investment opportunities.   In the event we are unable to obtain additional debt or equity financing, we will not be able to continue our current level of operations.  If we are unable to continue our operations, our assets will experience a significant decline in value and we will need to rely on funding, if available, in order to continue our limited operations.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. Through June 30, 2005, we have not earned cash profits from any sources. We have increased our investment in several of our portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value through capital contributions in the form of transfers of net assets. Because the investments are illiquid, we are limited in our ability to sell the investments in our portfolio companies. The value of these investments may decline substantially resulting in us receiving little or no cash value for our services and investments in these portfolio companies.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2005, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

We continue to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing our capital resources. Failure to acquire such funds may adversely impact the scheduled market introduction of Liprostin™ and possibly adversely affect our operations. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

Off Balance Sheet Arrangements

None.

Item 7.	FINANCIAL STATEMENTS

The response to this item is set forth at the end of this report.

Item 8.	CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 13, 2005, we received a letter from Ham, Langston & Brezina, L.L.P. ("HLB") informing us of the decision by them to resign as our independent accountants, effective as of June 8, 2005. HLB's report on our financial statements for the last two years contained a "going concern" qualification but did not otherwise contain an adverse opinion, disclaimer of opinion, scope of audit or accounting principles. HLB indicated to us that their decision was a result of HLB's review of its client portfolio. There were no disputes or disagreements between us and HLB relating to any matters of accounting principle or practice, financial statement disclosure, or auditing scope or procedure. We authorized the HLB to respond fully to the inquiries of our new auditor, McConnell & Jones LLP.

Item 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT AND THE CODE OF ETHICS

Our executive officers, directors and key employees and their ages and positions with us as of June 30, 2005 and since then are as follows:

Name	Age	Position	Period Officer/Director/Key Employee

Diane Dottavio, Ph.D.	58	President/Chief Executive Officer Chairman of the Board	March 2000 - present

M. Dwight Cantrell	59	Chief Operating Officer, Treasurer and Director	January 1997 - present

Robert Johnson	34	Vice President of Business Development	February 2003 - present

Clarice Motter	53	Chief Financial Officer	September 2005-present

Donald Leonard	48	Director	September 2004-present

Barbara J. Richardson	58	Director	September 2004-present

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

M. Dwight Cantrell served as our Chief Financial Officer, Treasurer and Director from 1997 through September 2005 at which time he was appointed Chief Operating Officer. He has an extensive background in the banking and venture capital markets and is a member of the Association of Biotech Financial officers.

Robert Johnson has served as our Vice President of Business Development since February 2003. He has over 11 years of progressive experience in a corporate and franchise business environment. From 1992 to 2003, Mr. Johnson held several management positions with the Alderwoods Group Inc.

From 1990 to the present, Clarice Motter has been self-employed as a CPA providing Interim CFO/Controller services to companies in a variety of industries including biotechnology, construction, manufacturing and services. Ms.Motter has over 20 years of experience as an accounting, financial, tax, and administrative professional. She has worked with publicly held as well as privately owned companies and has experience in mergers and acquisitions along with initial and follow-on public offerings. Selected clients have included Zonagen, Inc., LifeCell Corporation, Allied Industries, Inc., SGB Construction Services, and Teal Construction Company.

Barbara J. Richardson currently serves as Executive Director of a private educational facility in the greater Houston area. Ms. Richardson previously served as Vice President of Operations to Endovasc and has more than 10 years’ experience in management and marketing in a small business environment. Her previous association with Baylor College of Medicine in Houston utilized her knowledge and expertise in the areas of medical education, conference management, development of multimedia medical education materials, and FDA guidelines as they pertain to continuing medical education and marketing of new drugs and medical devices. Since 1992, Ms. Richardson is the Managing Director of the Youth Facilities for Grace Presbyterian Church.

Donald Lenoard has over 27 years experience in the real estate industry and currently conducts classes for the Champions School of Real Estate. Mr. Leonard is a realtor and an investment broker who operates one of the largest individual real estate firms in the greater Houston area. He has been involved in all areas of the investment and management of commercial and residential properties. Since 1997, Mr. Leonard as been the owner of Re/Max N.W. Territories which currently hosts 40 agents and has been honored twice as the fastest growing privately owned residential real estate company in the eight-county Houston area.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 submitted to us during the fiscal year ending June 30, 2005, we believe that all reporting persons have complied with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

During the year ended June 30, 2004, we adopted a Code of Ethics for our Principal Executive and Senior Financial Officers.

Item 10.	EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 2005, 2004 and 2003. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Comp- ensation $	Restricted Stock Awards $	Securities Under- lying Options SARs #	LTIP Payouts $	All Other Comp- ensation $
Dottavio, Diane President/CEO Chairman of the Board	2005 2004 2003	82,400 72,399 72,000	-0- -0- -0-	-0- -0- 65,100	81,154 -0- -0-	-0- -0-	-0- -0-	-0- -0-

Stock Option Plans

In May 2003, we adopted the 2003 Stock Compensation Plan (the “2003 Plan”) in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in our success. Under the 2003 Plan, we may award up to 10,000,000 shares of our common stock or options to purchase our common stock to the directors, employees and consultants. All terms of the common stock options or warrants granted under the 2003 Plan are at the discretion of the Board of Directors but will expire not more than ten years from the date of grant.

As of June 30, 2005, 7,860,758 shares of common stock or options/warrants have been issued under the 2003 Plan.

Option/SAR Grant

We did not grant any options or SARS to any of our directors or officers during the year ended June 30, 2005.

We issued no long-term incentive plan awards to any of our officers during the periods ended June 30, 2005 and September 30, 2004.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	331,752	$1.30	9,660,748
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	331,752	$1.30	9,660,748

The following table sets forth certain information at September 15, 2005 with respect to the beneficial ownership of shares of Common Stock by (1) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our executive officers and directors as a group. As of September 15, 2005, we had 112,337,569 shares of Common stock-Endovasc Series issued and outstanding and 14,158,593 shares of Common stock-NDC Series issued and outstanding.

Name of Individual or Group (1)	Series Endovasc Common Stock	Percent of Class(2)	Series NDC Common Stock	Percent of Class(3)	Total Voting Interests	Percent of Class(4)
INDIVIDUAL DIRECTORS, OFFICERS AND NOMINEES

Diane Dottavio, Ph.D. Chief Executive Officer, Director 550 Club Drive Suite 345 Montgomery, TX 77316	2,079,643	1.85%	234,786	1.66%	2,314,429	1.83%

M. Dwight Cantrell Chief Operating Officer, Treasurer and Secretary, Director 550 Club Drive Suite 345 Montgomery, TX 77316 (5)	3,543,697	3.15%	953,171	6.73%	4,496,868	3.55%

Robert G. Johnson Vice President, Business Development 550 Club Drive Suite 345 Montgomery, TX 77316	846,819.75%		18,458.13%		865,277.68%

Clarice Motter Chief Financial Officer 550 Club Drive Suite 345 Montgomery, TX 77316	-	-	-	-	-	-

Barbara J. Richardson Director 550 Club Drive Suite 345 Montgomery, TX 77316	615,000.55%		323,000	2.28%	938,000.74%

Donald Leonard Director 550 Club Drive Suite 345 Montgomery, TX 77316	10,000	<.01%	-	-	10,000	<.01%
ALL OFFICERS AND DIRECTORS AS A GROUP	7,095,159	6.31%	1,529,415	10.80%	8,624,574	6.82%

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

(2) Based upon 112,337,569 shares of Common stock-Endovasc Series outstanding as of September 15, 2005, assuming no other changes in the beneficial ownership of our securities.

(3) Based upon 14,158,593 shares of Common stock-NDC Series outstanding as of September 15, 2005, assuming no other changes in the beneficial ownership of our securities.

(4) Based upon the total shares of common stock outstanding as of September 15, 2005 of 126,496,161 assuming no other changes in the beneficial ownership of our securities.

(5) Dwight Cantrell’s beneficially owned shares include approximately 211,656 shares beneficially owned by his wife Janie Cantrell. Dwight Cantrell exercises no investment or voting power over any of the shares owned by his wife, and disclaims beneficial ownership of those shares.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of June 30, 2005, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

During the year ended June 30, 2004, our former Chief Executive Officer advanced to us an additional $205,000 under the existing note payable which had a balance of $680,000 as of June 30, 2003. During the year ended June 30, 2004, we repaid $885,000 of the note through a $49,000 cash payment to the shareholder, payments totaling $149,000 on behalf of the shareholder to third parties, and through issuance of common stock with a value of $687,000. The balance due on this note is $-0-.

During the year ended June 30, 2004, certain stockholders made a series of advances to us totaling $84,000. As of June 30, 2005, $19,000 has been paid. The balance of the note payable to stockholders is $115,000 as of June 30, 2005, is due on demand, non-interest bearing and is not collateralized.

Item 13.	EXHIBITS

(a)	INDEX TO EXHIBITS

Exhibit No.	Exhibit

16.1	Letter on change certifying. Incorporated by reference to Form 8K filed June 17th, 2005

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our prior auditors, Ham, Langston & Brezina billed us in the aggregate amount of $48,900 and $48,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the years ended June 30, 2005 and June 30, 2004, respectively.

Audit Related Fees

Our prior auditors, Ham, Langston & Brezina did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of our financial statements for the years ended June 30, 2005 and June 30, 2004 but were not reportable as audit fees.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended June 30, 2005 and June 30, 2004, our prior auditors, Ham, Langston & Brezina did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2005 and June 30, 2004, we were not billed for professional services from any other accounting firm for information systems design or implementation.

Tax Fees

Our prior auditors, Ham, Langston & Brezina did not bill us for professional accounting services rendered for tax related services for the years ended June 30, 2005 and June 30, 2004.

All Other Fees

We were not billed for any other professional accounting services for the fiscal years ended June 30, 2005 and 2004.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by our prior auditors, Ham, Langston & Brezina, is compatible with maintaining Ham, Langston & Brezina’s independence. Our Board of Directors considers that the work done for us in the year ended June 30, 2005 by McConnell & Jones is compatible with maintaining McConnell and Jones’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOVASC, INC.

Date: October 10, 2005	By:/s/ Diane Dottavio
Diane Dottavio, Ph.D.

Chief Executive Officer,
Chairman of the Board and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 10, 2005	/s/ Diane Dottavio
Diane Dottavio, Ph.D.
Chief Executive Officer and
Chairman of the Board

Date: October 10, 2005	/s/ M. Dwight Cantrell
M. Dwight Cantrell
Chief Operating Officer and
Director

Date: October 10, 2005	/s/ Donald Leonard
Donald Leonard
Director

Date: October 13, 2005	/s/ Barbara J. Richardson
Barbara J. Richardson
Director

ENDOVASC, INC.
__________

FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT ACCOUNTANTS
as of June 30, 2005 and June 30, 2004
and for the periods ended June 30, 2005 and
September 30, 2004, and for the year ended June 30, 2004,
and for the period from inception, June 10, 1996, to September 30, 2004

ENDOVASC, INC.

__________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Endovasc, Inc.

We have audited the accompanying balance sheet of Endovasc, Inc. as of June 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the periods of nine months ended June 30, 2005 and three months ended September 30, 2004 and for the period from inception, June 10, 1996 to September 30, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc, Inc. as of June 30, 2005 and the results of its operations and its cash flows for the periods of nine months ended June 30, 2005 and three months ended September 30, 2004 and for the period from inception, June 10, 1996 to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell &Jones LLP

Houston, Texas

September 21, 2005

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Endovasc, Inc.

We have audited the accompanying balance sheet of Endovasc, Inc. (a corporation in the development stage) as of June 30, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endovasc, Inc. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
September 30, 2004

Endovasc, Inc.
Balance Sheet
June 30, 2005
__________
(In thousands, except share data)

Assets

Investments:
Investment in controlled companies, at fair value	$605
(cost of $668)

Cash and cash equivalents	116
Other assets	14
Property and equipment, net	37

Total	$772

Liabilities and stockholders' equity

Current maturities of long-term debt	$42
Capital leases	28
Notes payable	115
Accounts payable and accrued liabilities	230
Convertible debentures	1

Total liabilities	416

Commitments and contingencies	-

Stockholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized
Common stock-Endovasc Series, 104,432,179 shares outstanding at June 30, 2005	104
Common stock NDC Series, $.001 par value, 14,158,593 share issued and outstanding at June 30, 2005	14
Preferred stock, $.001par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at June 30, 2005 stated value $100 per share	-
Additional paid-in capital	26,630
Accumulated deficit	(26,329)
Unrealized depreciation on investments	(63)

Total stockholders' equity	356

Total liabilities and stockholders' equity	$772

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Balance Sheet
June 30, 2004
__________
(In thousands, except share data)

Assets

Current assets:
Cash and cash equivalents	$116
Accounts receivable	22
Other current assets	375

Total current assets	513

Property and equipment, net	114
Other assets, net	102

Total assets	$729

Liabilities and stockholders' deficit

Current liabilities:
Current maturities of long-term debt	$52
Current portion of obligations under capital leases	30
Notes payable to shareholders	290
Accounts payable	539
Accrued liabilities	27

Total current liabilities	938

Long-term debt, net of current maturities	-
Long-term obligations under capital leases	28
Convertible debentures	1
Deferred liabilities	53

Total liabilities	1,020

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, 200,000,000 shares authorized
Common stock-Endovasc Series, 70,203,634 shares outstanding at June 30, 2004	70
Common stock NDC Series, $.001 par value, 14,158,593 share issued and outstanding at June 30, 2004	14
Preferred stock, $.001par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at June 30, 2004 stated value $100 per share	-
Additional paid-in capital	25,218
Accumulated deficit	(25,593)

Total stockholders' deficit	(291)

Total liabilities and stockholders' deficit	$729

The accompanying notes are an integral part of these financial statements.

Endovasc, Inc.
Statements of Operations
__________
(In thousands, except share data)

		Prior to becoming a Business Development Company
	Nine months ended June 30, 2005	Three months ended September 30, 2004	Year ended June 30, 2004	Inception to September 30, 2004

Income:
Revenue	$81	$-	$71	$1,127
Interest income	-	-	1	30
Other income	9	-	-	47
Total income	90	-	72	1,204

Costs and expenses:			-
Operating, general and administrative expenses	737	501	3,115	16,632
Research and development costs	-	86	1,647	9,543
Interest expense	4	7	17	651
Settlement with former employee	-	-	-	408
Total costs and expenses	741	594	4,779	27,234

Operating loss before investment losses	(651)	(594)	(4,707)	(26,030)
Unrealized depreciation of portfolio investments	(228)	-	-	-

	(879)	(594)	(4,707)	(26,030)
Loss attributed to minority interest	-	-	28	28

Loss before extraordinary item and cumulative effect of accounting change	(879)	(594)	(4,679)	(26,002)

Extraordinary loss on extinguishment of convertible debentures	-	-	-	(127)

Loss before cumulative effect of accounting change	(879)	(594)	(4,679)	(26,129)

Cumulative effect of conversion to business development company	674	-	-	-

Net loss	$(205)	$(594)	$(4,679)	$(26,129)

Net profit (loss) available to common stockholders	$(205)	$(594)	$(4,679)

Weighted average shares outstanding	99,893,211	71,697,112	76,721,885

Basic and diluted loss per comon share before cumulative effect of accounting change	$0.00	$(0.01)	$(0.06)

Cumulative effect of conversion to business development company	0.00	-	-

Basic and diluted net loss per common share	$0.00	$(0.01)	$(0.06)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to June 30, 2005
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total
Balance at inception, June 10, 1996	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$-	$-

Stock issued for equity securities in 1996	2	2,332,000	-	-	-	-	-	-	-	-	300	-	-	302

Stock issued for purchase of patent rights in 1996	2	2,188,000	-	-	-	-	-	-	-	-	282	-	-	284

Stock issued for services in 1997	2	1,702,000	-	-	-	-	-	-	-	-	354	-	-	356

Stock issued for cash in 1997	1	304,571	-	-	-	-	-	-	-	-	205	-	-	206

Stock issued for purchase of patent rights in 1997	-	200,000	-	-	-	-	-	-	-	-	200	-	-	200

Stock issued for services in 1998	-	77,380	-	-	-	-	-	-	-	-	56	-	-	56

Stock subject to rescission	-	-	-	-	-	-	-	-	-	-	-	(17)	-	(17)

Conversion of debentures to common stock	1	1,208,077	-	-	-	-	-	-	-	-	444	-	-	445

Stock issued for services	-	362,462	-	-	-	-	-	-	-	-	285	-	-	285

Losses accumulated during the period from inception, June 10 1996 to June 30, 1999	-	-	-	-	-	-	-	-	-	-	-	-	(2,777)	(2,777)

Balance at June 30 1999	8	8,374,490	-	-	-	-	-	-	-	-	2,126	(17)	(2,777)	(660)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total

Conversion of debentures to common stock	3	2,569,546	-	-	-	-	-	-	-	-	841	-	-	844

Stock issued for services	2	1,869,334	-	-	-	-	-	-	-	-	1,388	-	-	1,390

Conversion of note payable to shareholder to common stock	1	1,250,000	-	-	-	-	-	-	-	-	147	-	-	148

Issue of common stock in connection with license agreement	-	190,000	-	-	-	-	-	-	-	-	63	-	-	63

Issue of common stock in settlement of lawsuit	1	300,000	-	-	-	-	-	-	-	-	192	-	-	193

Issuance of preferred stock	-	-	-	-	-	15,000	-	-	-	-	1,040	-	-	1,040

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,975)	(2,975)

Balance at June 30, 2000	15	14,553,370	-	-	-	15,000	-	-	-	-	5,797	(17)	(5,752)	43

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total

Issue of common stock upon exercise of warrants	1	1,250,000	-	-	-	-	-	-	-	-	34	-	-	35

Issue of common stock upon exercise of options	1	1,100,000	-	-	-	-	-	-	-	-	274	-	-	275

Issue of common stock for services	2	1,770,301	-	-	-	-	-	-	-	-	300	-	-	302

Issue of warrants for services	-	-	-	-	-	-	-	-	-	-	162	-	(2,777)	162

Issue of preferred stock	-	-	-	-	-	15,000	-	-	-	-	1,061	-	-	1,061

Conversion of preferred stock to common stock	16	16,501,251	-	-	-	(14,240)	-	-	-	-	(16)	-	-	-

Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(135)	(135)

Issue of common stock as payment of dividends on preferred stock	1	840,383	-	-	-	-	-	-	-	-	64	-	-	65

Conversion of note payable to shareholder to common stock	4	4,210,526	-	-	-	-	-	-	-	-	439	-	-	443

Issue of common stock for cash	-	27,500	-	-	-	-	-	-	-	-	6	-	-	6

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,842)	(2,842)

Balance at June 30, 2001	40	40,253,331	-	-	-	15,760	-	-	-	-	8,121	(17)	(8,729)	(585)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total

Exchange of common and treasury stock for Series B preferred stock	(24)	(24,008,545)	-	-	-	-	2	2,400,855	-	-	17	5	-	-

Issue of Series C preferred stock for services	-	-	-	-	-	-	-	-	-	350,000	210	-	-	210

Issue of common stock for services and financing costs	14	14,012,130	-	-	-	-	-	-	-	-	875	-	-	889

Issue of common stock for lawsuit settlement	8	8,000,000	-	-	-	-	-	-	-	-	400	-	-	408

Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(5)		(5)

Purchase of treasury stock for note payable to stockholders	-	-	-	-	-	-	-	-	-	-	-	(560)	-	(560)

Issue of treasury stock for conversion of preferred stock to common stock	-	-	-	-	-	(240)	-	-	-	-	(182)	182	-	-

Conversion of preferred stock to common stock	27	26,546,674	-	-	-	(7,651)	-	-	-	-	(27)	-	-	-

Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(103)	(103)

Issue of common stock as payment of dividends on preferred stock	2	2,379,913	-	-	-	-	-	-	-	-	64	-	-	66

Conversion of debentures to common stock	6	5,945,870	-	-	-	-	-	-	-	-	166	-	-	172

Issue of treasury stock for conversion of debentures to common stock	-	-	-	-	-	-	-	-	-	-	(324)	378	-	54

Conversion of note payable to stockholder to common stock	13	12,650,000	-	-	-	-	-	-	-	-	913	-	-	926

Issue of common stock as payment of interest on debentures	-	317,433	-	-	-	-	-	-	-	-	9	-	-	9

Issue of common stock for cash	1	1,245,800	-	-	-	-	-	-	-	-	68	-	-	69

Effect of the beneficial conversion feature of the convertible debentures	-	-	-	-	-	-	-	-	-	-	171	-	-	171

Effect of 40 to 1 reverse common stock split	(85)	(85,159,031)	-	-	-	-	-	-	-	-	85	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,398)	(2,398)

Balance at June 30, 2002	2	2,183,575	-	-	-	7,869	2	2,400,855	-	350,000	10,566	(17)	(11,230)	(677)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total

Issue of common stock for services and financing costs	5	3,888,186	-	-	-	-	-	-	-	-	4,131	-	-	4,136

Issue of common stock for assets	-	185,000	-	-	-	-	-	-	-	-	197	-	-	197

Conversion of preferred stock to treasury stock	-	121,000	-	-	-	-	-	(12,100)	-	-	5	(5)	-	-

Conversion of preferred stock to common stock	31	31,320,592	-	-	-	(7,594)	(2)	(2,388,755)	-	(350,000)	(29)	-	-	-

Dividends declared on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(40)	(40)

Issue of common stock as payment of dividends on preferred stock	-	100,753	-	-	-	-	-	-	-	-	47	-	-	47

Conversion of convertible debentures to common stock	-	363,900	-	-	-	-	-	-	-	-	170	-	-	170

Conversion of liabilities to common stock	1	873,530	-	-	-	-	-	-	-	-	726	-	-	727

Issue of warrants for servces	-	-	-	-	-	-	-	-	-	-	3,682	-	-	3,682

Issue of common stock for exercise of warrants	3	2,579,562	-	-	-	-	-	-	-	-	610	-	-	613

Issue of common stock for cash	1	1,236,335	-	-	-	-	-	-	-	-	446	-	-	447

Retirement of treasury stock	-	(52,125)	-	-	-	-	-	-	-	-	(22)	22	-	-

Effect of a 6 to 5 forward stock split	8	8,132,830	-	-	-	55	-	-	-	-	(8)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,644)	(9,644)

Balance at June 30, 2003	51	50,933,138	-	-	-	330	-	-	-	-	20,521	-	(20,914)	(342)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	Total

Issuance of common stock for services	6	5,774,322	-	-	-	-	-	-	-	-	1,614	-	-	1,620

Issuance of common stock for lawsuit settlement	-	500,000	-	-	-	-	-	-	-	-	125	-	-	125

Conversion of liabilities to common stock	-	674,161	-	-	-	-	-	-	-	-	163	-	-	163

Conversion of note payable to stockholder to common stock	2	1,800,000	-	-	-	-	-	-	-	-	685	-	-	687

Issuance of common stock for cash	8	7,615,737	-	-	-	-	-	-	-	-	1,215	-	-	1,223

Issuance of common stock for exercise of warrants and options	3	2,850,758	-	-	-	-	-	-	-	-	556	-	-	559

Conversion of preferred stock to common stock	-	55,518	-	-	-	(122)	-	-	-	-	-	-	-	-

4 to 1 stock dividend through issuance of common stock NDC series	-	-	14	14,158,593	-	-	-	-	-	-	(14)	-	-	-

Issuance of stock options/warrants for services	-	-	-	-	-	-	-	-	-	-	353	-	-	353

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(4,679)	(4,679)

Balance at June 30, 2004	70	70,203,634	14	14,158,593	-	208	-		-		25,218	-	(25,593)	(291)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2005 and 2004, and
for the period from inception, June 10, 1996 to September 30, 2004
__________
(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Losses accumulated during the development	Unrealized Appreciation
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	stage	(depreciation)	Total

Issuance of common stock for services	2	1,790,000									232				234

Issuance of common stock for lawsuit settlement		315,000									33				33

Conversion of liabilities to common stock	1	425,000									42				43

Net loss													(594)		(594)

Balance at September 30, 2004	73	72,733,634	14	14,158,593		208					25,525		(26,187)		(575)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury	Accumulated	Unrealized
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Deficit	Appreciation	Total

Issuance of common stock for services	2	2,241,060	-	-	-	-	-	-	-	-	135	-	-	-	137

Issuance of common stick for cash	29	29,457,485	-	-	-	-	-	-	-	-	970	-	-	-	999

Unrealized depreciation on investmensts	-	-	-	-	-	-	-	-	-	-	-	-		(63)	(63)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(142)	-	(142)

Balance at June 30, 2005	$104	104,432,179	$14	14,158,593	$-	208	$-	-	$-	-	$26,630	$-	$(26,329)	$(63)	$356

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Cash Flows

For the nine months ended June 30, 2005, three months ended September 30, 2004 year ended June 30, 2004 and the period from inception to September 30, 2004
(In thousands, except for share data)

		Prior to becoming a Business Development Company
	Nine months ended June 30, 2005	Three months Ended September 30, 2004	Year ended June 30, 2004	Inception to September 30, 2004
Cash flows from operating activities:
Net loss	$(205)	$(594)	$(4,679)	$(26,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, preferred stock and warrents issued as compensation for services, financing and settlements	- 105	313	2,098	14,146
Extraordinary loss	-	-	-	127
Write down of long-lived assets to fair value	-	-	-	285
Depreciation and amortization	14	16	77	310
Deferred income taxes	-	-		8
Amortization of discount on convertible debenturtes	-	-	-	421
Unrealized appreciation on investments	228	-	-	-
Cumulative effect of accounting change	(674)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	76	(22)
Other assets	-	62	15	(158)
Accounts payable and accrued liabilities	206	74	373	1,831
Deferred liabilities	(49)	(4)	53	49
Net cash used in operating activities	(375)	(133)	(1,987)	(9,132)

Cash flows from investing activities:
Capital expenditures	-	-	(1)	(158)
Investment in subsidiaries	(276)	-	-	-
Proceeds received from repayment of loan to stockholder	-	-	-	72
Net cash used in investing activities	(276)	-	(1)	(86)

Cash flows from financing activities:
Proceeds from sale of equity securities	-	-	-	337
Proceeds from sale of common stock	999	-	1,223	1,916
Proceeds from sale of stock warrants	-	-	529	1,177
Proceeds of sale of convertible debenture and related conversion feature	-	-	-	1,437
Net proceeds from issuance of preferred stock	-	-	-	2,263
Issuance of long-term debt and notes payable	7	5	398	1,104
Repayment of long-term debt and notes payable	(17)	(5)	(416)	(879)
Payments of obligations under capital leases	(25)	(5)	(47)	(134)
Proceeds from advances from stockholders	20	77	495	2,448
Repayments of notes to stockholders	(217)	(55)	(198)	(429)
Purchase of treasury stock	-	-	-	(22)
Net cash provided by financing activities	767	17	1,984	9,218

Net increase (decrease) in cash and cash equivalents	116	(116)	(4)	-

Cash and cash equivalents, beginning of year	-	116	120	-

Cash and cash equivalents, end of year	$116	$-	$116	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$7	$17	$192

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
Schedule of Investments
June 30, 2005
(In thousands)

Portfolio Companies	Industry	Title of Security Held by	Percentage of Class Held	Cost	June 30, 2005 Fair Market Value

Investments in equity securities:

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$328	$400

Angiogenix, Ltd Inc	Biopharmaceutical	Common Stock	100%	52	25

Nutraceutical Development Corp	Biopharmaceutical	Common Stock	100%	14	175

Investments in joint ventures:

Endovasc-TissueGen Research Sponsors, L.L.C	Biopharmaceutical	Equity	49.90%	-	2
		Debt		56

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C	Biopharmaceutical	Equity	39.90%	-
		Debt		218	3

				$668	$605

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
NOTES TO FINANCIAL STATEMENTS
__________
(In thousands, except share data)

1.	Organization and Summary of Significant Accounting Policies

Endovasc, Inc. (the “Company”) is incorporated under the laws of the State of Nevada. In October 2004 the Company filed its election with the Securities Exchange Commission (SEC) (Form N-54A) to adopt business development company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company, as a BDC, may invest in other securities; however, such investments may not exceed 30% of the Company’s total asset value at the time of such investment. The accompanying financial statements reflect the accounts of Endovasc, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

Effective June 27, 2003, the Company’s board of directors approved the creation of a wholly-owned portfolio company named Nutraceutical Development Corporation (“NDC”) to manage its Nutraceutical product line (Note 20). In addition, during the year ended June 30, 2004, the Company acquired a controlling interest in two joint ventures that have been consolidated in the accompanying financial statements (Note 21).

The consolidated financial statements for the periods prior to the Company’s filing of its BDC election in October 2004 include the accounts of the Company, its subsidiaries and its joint venture investments in which it exercises control. All inter-company accounts and transactions during this period were eliminated in consolidation. Subsequent to the conversion to a BDC, the Company is no longer in the development stage.

Accounting principles used in the preparation of the financial statements beginning October 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

The cumulative effect adjustment for the period ended June 30, 2005 reflects the effects of conversion to a business development company as follows:

Cumulative Effect of Business Development Company Conversion

Effect of recording investments at fair value	$426
Adjustment for previously consolidated net liabilities	248

$674

Portfolio Investments

The Company currently has investments in five portfolio companies as follows:

Liprostin, Inc.

The Company has an investment in the wholly-owned, portfolio company, Liprostin, Inc., which is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane.

Angiogenix Limited, Inc.

The Company also has an investment in the wholly-owned, portfolio company, Angiogenix Limited, Inc (Angiogenix). Angiogenix had an exclusive licensing agreement (the “Stanford License Agreement”) with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels (“angiogenesis”). During the period ended June 30, 2005, the Company cancelled their license agreement with Leland J. Stanford University, which resulted in the Company reducing the value of this investment to $25,000.

Nutraceutical Development Corporation.

The Company has an investment in the wholly-owned, portfolio company, Nutraceutical Development Corporation (“NDC”). NDC was formed to develop certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”).

Endovasc-TissueGen Research Sponsors, L.C.C.

The Company has a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C

The Company has a 39.9% investment in a joint venture named Endovasc-TissueGen Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

Prior to the Company’s election to become a BDC in October 2004, the Company had the following consolidated subsidiaries and joint venture investments.

Endovasc-TissueGen Research Sponsors, L.L.C.

Effective August 12, 2003, the Company entered into a joint venture agreement with TissueGen, Inc. named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease. The Company and TissueGen agreed to co-license certain intellectual property to the Partnership for an initial 49.9% and 51.1% interest, respectively, in the Partnership. In addition to its license contribution, Endovasc is required to purchase a convertible promissory note from the Partnership in the maximum principal amount of $150. The convertible promissory note is convertible at Endovasc’s option into Class B Membership interests in the Partnership. As of October 2004, the Company has not purchased the promissory note. The activity of the Partnership has been consolidated in the accompanying financial statements. The activity that was consolidated includes expenses of less than $1 and $24 for the period from July 1, 2004 through September 30, 2004 and the year ended June 30, 2004, respectively. Effective October 2004, when the Company elected to become a BDC, the Partnership’s net liabilities of $44 were deconsolidated.

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.

In November 2003, the Company entered into a joint venture agreement with TissueGen, Inc. and Dr. Nathan Blumberg named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications. The Company and TissueGen agreed to co-license certain intellectual property to the Joint Venture for an initial 39.9% and 50.1% interest, respectively, in the Joint Venture. Dr. Blumberg owns the remaining 10% interest. In addition to its license contribution, the Company is required to purchase a convertible promissory note from the Joint Venture in the principal amount of approximately $137. The convertible promissory note is convertible at Endovasc’s option into Class B membership interests in the Joint Venture. As of October 6, 2004, the Company has not purchased the promissory note. The activity of the Joint Venture has been consolidated in the accompanying financial statements. This activity includes expenses of $-0- and $11 for the period from July 1, 2004 through September 30, 2004 and the year ended June 30, 2004, respectively. Effective October 2004, when the Company elected to become a BDC, the Joint Venture’s net liabilities of $204 were deconsolidated.

Liprostin, Inc.

The Company’s wholly-owned portfolio company Liprostin, Inc. is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane. This subsidiary was inactive until September 17, 2004, when the Company transferred $321 of assets and $224 of liabilities to the subsidiary. The net assets of $97 were deconsolidated upon the Company's election to become a BDC on October 6, 2004.

Angiogenix Limited, Inc.

The Company’s wholly-owned portfolio company Angiogenix Limited, Inc (Angiogenix) was inactive until September 17, 2004, when the Company transferred $142 of assets and $112 of liabilities to the portfolio company. The assets transferred include an exclusive licensing agreement (the “Stanford License Agreement”) with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels (“angiogenesis”).

Nutraceutical Development Corporation

The Company’s wholly-owned portfolio company Nutraceutical Development Corporation was formed to develop certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”). On September 17, 2004, the Company transferred $6 of assets and $1 of liabilities to the portfolio company.

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

As a business development company, the Company’s investments are in private companies with no publicly available market price. Business development companies are required to carry investments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and the Company’s board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for the investments in these companies at least quarterly. If the Company’s estimates of the future differ from actual events in the future, for any reason, the Company may fail to record an unrecognized gain or loss or may record it later or earlier than it would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without the Company realizing any benefit from its investments or recognizing any cash proceeds from the sale of these investments.

If, in the future, the Company determines that a loss has occurred in any of its investments, that loss will be reflected as a reduction in the value of its investments on the Company’s balance sheet, and the reduced values will negatively impact earnings and be reflected as a loss on the statements of operations.

Investments

The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information, including an independent valuation, and using valuation methodologies considered appropriate and reliable by the Board. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in the Company’s financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base estimates. These portfolio companies are often development stage with no operations and no positive cash flow. These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by the Company’s board of directors.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

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

If the Company had reported net income for the periods ended June 30, 2005 or September 30, 2004 or for the year ended June 30, 2004, the calculation of diluted net income per share would not have included any additional common equivalent shares.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed FDIC limits.

Revenue Recognition

As a business development company, the Company’s revenue will be recognized primarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. The Company assesses the collectibility of dividends and interest income receivables in connection with its determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. Through June 30, 2005, the Company had not received any interest or dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company’s board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

Prior to becoming a business development company, revenues are recognized when services are performed or when products are delivered.

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

Research and Development

Since the Company’s election to become a business development company, research and development is performed by its portfolio companies.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. There was no impairment of long-lived assets in the years ended June 30, 2005 and 2004.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company was not affected by this requirement as it does not have any goodwill or intangible assets with indefinite useful lives as of June 30, 2005 or 2004.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 10 years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets during the years ended June 30, 2005 and 2004.

2.	License Agreements

In February 2000 the Company entered into an exclusive license agreement with Stanford University to assist in the development of the Nicotine Receptor Agonist technology. For the exclusive rights to this license, the Company paid a non-refundable license fee of $100 plus 190,000 shares of the Company’s common stock to Stanford University and the inventors of the technology. The term of the agreement is for 10 years or five years from the first commercial sale of a licensed product by the Company, whichever occurs first.

In May of 2005 the Company announced it will cease funding research by its portfolio company, Angiogenix Limited, Inc. and that Angiogenix has terminated its licensing agreement with Leland J. Stanford University dated February 1, 2000 relating to the use of a nicotine receptor agonist (NRA).

3.	Research Agreement

None.

4.	Other Assets

Other assets at June 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Other receivable	$-	$30
Prepaid license	-	58
Prepaid supplies	-	278
Prepaid insurance	14	9

	$14	$375

5.	Property and Equipment

Property and equipment at June 30, 2005 and 2004 consists of the following (in thousands):

	2005	2004

Office furniture, fixtures and equipment	$129	319

Less accumulated depreciation	(92)	(205)

	$37	$114

Included in property and equipment at June 30, 2005 and 2004 is equipment under capital leases at gross amount of $59 and accumulated amortization of $26 and $14,respectively.

6.	Convertible Debentures

During the year ended June 30, 2002, the Company issued $400 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2004 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature is approximately 23%.

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

7.	Notes Payable

Notes payable at June 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Note payable to a financial institution, bearing interest at prime (4% at June 30, 2005) with interest due monthly and principal due on demand. Note is uncollateralized but is guaranteed by a stockholder of the Company.	$35	$46

Note payable to a financial institution, bearing interest at prime plus 1.5% or an annual rate of 6%, whichever is higher, principal and interest due on demand, with monthly interest payments due until demand is made or at maturity on November 7, 2003. This note is collateralized by personal property of a stockholder of the Company.	-	-

Note payable to a financial institution, bearing interest at rates ranging from 16% to 18% and due in 9 monthly installments of $924.	7	6
Notes are uncollateralized.

Notes payable to stockholders, non-interest bearing and due on demand. These notes are uncollateralized.	115	290

Total notes payable	157	342

Less current maturities	(157)	(342)

	$-	$-

8.	Accrued Liabilities

Accrued liabilities at June 30, 2005 and 2004 consist of the following (in thousands):

	2005	2004

Accrued payroll and related taxes	$16	20
Interest payable	9	7

	$25	$27

9.	Income Taxes

The provision for income taxes includes these components:

	2005	2004
Taxes currently payable	-	-
Deferred income taxes	-	-

Income tax expense (benefit)	-	-

A reconciliation of income tax expense (benefit) at the statutory rate to the Company's actual income tax expense is shown below:

	2005	2004
Computed at the statutory rate (34%)	(70)	(1,591)
Increase (decrease) resulting from
Nondeductible expenses	152	713
Changes in the deferred tax asset valuation allowance	143	878
Adjustment due to conversion to business development company	(225)	-

Actual tax expense (benefit)	-	-

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2005	2004
Deferred tax assets
Net operating loss carryforwards	5,013	4,803

Deferred tax liabilities
Unrealized gains on portfolio company investments	(67)	-

Net deferred tax asset (liability) before valuation allowance	4,946	4,803

Valuation allowance
Beginning balance	(4,803)	(3,925)
(Increase) decrease during the period	(143)	(878)

Ending balance	(4,946)	(4,803)

Net deferred tax asset (liability)	-	-

The non-deductable expenses relate primarily to the issuance of common stock for sevices using different valuation methods for financial and tax reporting purposes. The Company also has unused operating loss carryforwards of approximately $15,000 expiring in various years through 2025. The Company files a consolidated income tax return with its controlled companies.

10.	Common Stock

During the year ended June 30, 2005, the board of directors approved the purchase by the Company of up to 50% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the years ended June 30, 2005 or 2004.

In September 2003, the our Board of Directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of Nutraceutical Development Corporation (NDC). During the twelve months ended June 30, 2004, we issued a dividend of one share of the Series NDC common stock for each four shares of our common stock. As of June 30, 2005, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding.

11.	Stock Options and Warrants

The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options is approved by the Board of Directors. The exercise price of an option or warrant granted is determined by the fair market value of the stock on the date of grant. All of the following have been adjusted for the effect of the 5 to 6 forward stock split and the 40 to 1 reverse stock split (See Note 13), unless otherwise noted.

During the year ended June 30, 2000, the Company issued stock warrants to acquire 8,320 shares of the Company’s common stock to certain companies for their role in the completion of the Company’s preferred stock offering. These warrants have a three year term and an exercise price of $75.60 per share, which approximated market value at the date of grant. During the years ended June 30, 2000 and 2001, the Company also issued stock warrants to acquire 12,500 and 25,000 shares, respectively, of the Company’s common stock to a company as a finder’s fee for the placement of the preferred stock offering. The warrants have a five year term and an exercise price of $4.00 and $0.40 per share, respectively. The costs associated with these stock warrants did not effect the Company’s statement of operations as all costs were offset against the offering proceeds and recorded through stockholders’ equity.

During the year ended June 30, 2001, the Company granted options to various consultants and employees, with a term of 3 years, to purchase 39,766 shares of the Company’s common stock at a price ranging from $13.33 to $33.33 per share, which was greater than the market price of the stock at the grant date.

In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”). The purpose of the Plan is to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. In addition, the Plan is intended to encourage ownership of common stock of the Company by the directors, employees and consultants of the Company and to provide increased incentive for such persons to render services and to exert maximum effort for the success of the Company’s business. Subject to adjustment so that the total number of shares issuable under the Plan will equal 15% of the total number of issued and outstanding common stock of the Company, the aggregate number of shares of common stock that may be optioned, subject to conversion or issued under the Plan is 18,750,000 which has not been adjusted for the 40 to 1 reverse split of the Company’s common stock (See Note 13).

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

Non-qualified stock options or warrants, restricted common stock and/or convertible preferred stock may be granted under the Plan. The terms of these issuances are determined based on the sole discretion of the Company’s Compensation Committee.

During the year ended June 30, 2002, the Company issued stock warrants, which were subject to the 40 to 1 reverse stock split, to acquire 58,750 shares of the Company’s common stock to various consultants for services provided to the Company. Of these warrants, 56,250 have a 6 month term and exercise prices ranging from $5.20 to $20.00 per share, which was greater than market value at the date of grant. The remaining 2,500 of warrants have a 5 year term and an exercise price of $2.40 per share, which approximated market value at the date of grant.

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

During the year ended June 30, 2003, the Company issued stock warrants to acquire 816,490 shares of the Company’s common stock. Of these warrants, 316,490 (379,788 after the 6 to 5 forward stock split) of them were to individuals purchasing stock as an incentive for the purchase and have an exercise price of $1.50 per share ($1.80 after the 6 to 5 forward split) and expiration dates ranging from one to three years from the issuance date. The costs associated with these stock warrants did not effect the Company’s statement of operations as the value of $61 as determined by the Black-Scholes valuation model was offset against the offering proceeds and recorded through stockholders’ equity. The remaining 500,000 warrants were issued to a consultant for services provided to the Company and have an exercise price of 70% of the stock price on the date of exercise and expire two months from issuance. The cost of these warrants of $133 has been included in the accompanying statement of operations for the year ended June 30, 2003.

In May 2003, the Company adopted the 2003 Stock Compensation Plan (the “Plan”) in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock, stock options or warrants granted under the Plan are at the discretion of the board of directors but will expire not more than ten years from the date of grant. During the year ended June 30, 2004, the Company issued stock options and warrants to two consultants to acquire 2,850,758 shares of the Company’s common stock at prices ranging from $0.15-$0.29, all of which were exercised during the year.

The Company has issued stock options to employees and non-employee consultants as follows:

	Number of Shares								Average	Weighted
	Employee		Non-Employee		Total		Exercis-able		Exercise Price	Exercise Price

Options outstanding at June 30, 2002	10,516		29,250		39,766		39,766		$13.33-$33.33	$14.00

Options expired	-		-		-		-

Options outstanding at June 30, 2003	10,516		29,250		39,766		39,766		$13.33-$33.33	$14.00

Options expired	(10,516)		(29,250)		(39,766)		(39,766)		$13.33-$33.00	$14.00

Options issued	-		1,850,758		1,850,758		1,850,758		$0.17-$0.29	$0.22

Options exercised	-		(1,850,758)		(1,850,758)		(1,850,758)		$0.17-$0.29	$0.22

Options outstanding at June 30, 2004	-		-		-		-

Options expired	(	)	(	)	(	)	(	)

Options issued	-		-		-		-

Options exercised	-		(	)	(	)	(	)

Options outstanding at June 30, 2005	-		-		-		-

During the year ended June 30, 2005 and 2004, the Company issued stock warrants to certain companies in payment of stock offering costs and for consulting services, some of which were subsequently exercised, as follows:

	Number of Shares	Exercisable	Exercise Price	Weighted Average Exercise Price
Warrants outstanding at June 30, 2002	73,325	73,325	$2.40-$75.60	$16.00

Effect of change in warrant agreement	2,193,750	2,193,750	$0.13-$0.50	$0.23

Warrants issued	816,490	816,490	70% of market price-$1.50	$0.96

Warrants exercised	(2,579,562)	(2,579,562)	$0.13-$0.39	$0.24

11.	Stock Options and Warrants, continued

Warrants expired	(178,763)	(178,763)	$0.50-$75.60		$3.99

Effect of 6:5 stock split	65,048	65,048	$1.25-$3.33		$1.30

Warrants outstanding at June 30, 2003	390,288	390,288	$1.25-$3.33		$1.30

Warrants issued	1,000,000	1,000,000	$0.15-$0.20		$0.17

Warrants exercised	(1,000,000)	(1,000,000)	$0.15-$0.20		$0.17

Warrants expired	(51,036)	(51,036)	$1.25		$1.25

Warrants outstanding at June 30, 2004	339,252	339,252	$1.25-$3.33		$1.30

Warrants issued

Warrants exercised

Warrants expired	(7,500)	(7,500)	$1.25		$1.25

Warrants outstanding at June 30, 2005	331,752	331,752	$1.25-$3.33	$

Following is a summary of outstanding warrants at June 30, 2005:

Number of Shares	Vested	Expiration Date	Exercise Price

9,600	9,600	October 2005	$1.25
319,152	319,152	January 2006	$1.25
3,000	3,000	August 2006	$2.00

331,752	331,752

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options.

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

Proforma information regarding net income and earnings per share is required by SFAS No. 123 and No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004.

	2005	2004

Risk-free interest rate	4.25%	3.75%
Dividend yield	-	-
Volatility	190%	190%
Weighted average and expected life	2 months	2 months

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance. The Company’s proforma information is as follows (in thousands, except per share data):

	2005	2004

Net loss available to common stockholders	$(799)	$(4,679)

Proforma net loss available to common stockholders	$(799)	$(4,679)

Proforma basic and dilutive loss per share	$(0.00)	$(0.06)

12.	Preferred Stock

The Company’s articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company’s board of directors. Effective May 5, 2000, the board of directors authorized the issuance and sale of up to 55,000 shares of Series A 8% convertible preferred stock. The following information excludes the effect of the 40 to 1 reverse stock split. The conversion features of all classes of preferred stock were not subject to the effects of the split.

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

The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company’s common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the years ended June 30, 2005, 2004, 2003, 2002 and 2001, 0, 122, 7,594, 7,651 and 14,240 shares of preferred stock were converted to 0, 55,518, 1,737,798, 26,546,674 and 16,501,251 shares of common stock, respectively. In addition, in 2002, 1,000,000 shares of treasury stock were issued for the conversion of 240 shares of preferred stock. The preferred stock shares outstanding increased by 55 during the year ended June 30, 2003 as a result of the forward stock split.

In addition, the Series A preferred stockholders were originally obligated to purchase an additional 30,000 shares (of which 15,000 shares were purchased during the year ended June 30, 2001) of Series A 8% convertible preferred stock at the option of the Company subject to the Company’s compliance with various covenants. The Company has violated certain of these covenants but the stockholders retain the right to waive any violations. The purchase price of additional shares is $100 per share. If the conversion price is lower than the initial price at the date of issue, the Company has the right to redeem the shares of Series A preferred stock at 130% of its liquidation value per share.

In May 2002, the Company’s board of directors authorized the issuance of up to 3,000,000 shares of Series B convertible preferred stock with a par value of $0.001 per share. Each share of Series B preferred stock is convertible into 10 shares of common stock at the option of the holder. Upon the occurrence of a recapitalization of the Company, each share of Series B preferred stock is automatically converted to 10 shares of the Company’s common stock. Each share of Series B preferred stock includes voting rights equal to 500 shares of common stock. The shares of the Series B preferred stock rank senior to the common stock both in payment of dividends and liquidation preference.

As of June 30, 2002, the Company had entered into Exchange Agreements with certain stockholders, whereby these stockholders exchanged 24,008,545 shares of the Company’s common stock for 2,400,855 shares of Series B convertible preferred stock. An additional 2,305,259 shares of the Company’s common stock were exchanged for 230,526 shares of Series B convertible preferred stock during the year ended June 30, 2003.

In May 2002, the Company’s board of directors authorized the issuance of up to 370,000 shares of Series C convertible preferred stock with no par value. Each share of Series C preferred stock is convertible into 10 shares of common stock at the option of the holder. Upon the occurrence of an increase in authorized common stock of the Company, each share of Series C preferred stock is automatically converted into 10 shares of the Company’s common stock. Holders of the Series C preferred stock have voting rights, dividend rights and liquidation preference equal to those of the common stockholders.

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

Effective July 9, 2002, the Company’s board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock and preferred stock approved a reincorporation of the Company from the State of Nevada to the State of Delaware. This reincorporation was accomplished by a merger of the Company into a new Delaware corporation of the same name. Under the terms of the merger, holders of the Company’s common stock received one share of the new Delaware corporation common stock in exchange for 40 shares of the Company’s common stock, resulting in a 40 to 1 reverse split for all common stockholders. All holders of the outstanding shares of Series A, B and C convertible preferred stock were not subject to the 40 to 1 reverse split, because under the terms of the merger agreement, each share of preferred stock was converted into one share of preferred stock in the new Delaware corporation with identical conversion rights, which resulted in significant dilution to all common stockholders.

As a result of this reincorporation, each share of Series B and Series C convertible preferred stock was automatically converted to 10 shares of the Company’s new common stock (See Note 12) resulting in the issuance of 29,813,804 post-split shares of common stock in the new Delaware corporation. Accordingly, the reincorporation process resulted in a preferential stock dividend of 29,068,459 shares of common stock issued to holders of Series B and Series C convertible preferred stock in July 2002.

Each share of Series A convertible preferred stock was not automatically converted to common stock upon reincorporation and was not subject to the 40 to 1 reverse split. Accordingly, holders of Series A convertible preferred stock received a preferential dividend of 23,469,792 shares of common stock based on the conversion rate on July 9, 2002.

This reincorporation resulted in an increase in authorized shares of the Company’s common stock to 200,000,000 shares with all other terms of the common and preferred stock remaining the same except as otherwise noted.

The Company’s treasury stock was cancelled and retired as a result of this reincorporation and all shares held in treasury resumed the status of authorized and unissued common stock.

The effect of the 40 to 1 reverse stock split has been recognized retroactively in the stockholders’ equity accounts on the balance sheet at June 30, 2002, with the exception of 2,247,628 shares which were recognized during the year ended June 30, 2003, and in all share and per share data in the accompanying financial statements and notes to the financial statements unless otherwise noted. Stockholders’ equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the additional paid-in capital account.

Effective March 31, 2003, the Company’s board of directors and holders of shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock and preferred stock approved a reversal of the previous reincorporation in Delaware and a new reincorporation from the State of Delaware back into the State of Nevada. This new reincorporation was accomplished by a merger of the Company into Endovasc, Inc., a new Nevada corporation. Under the terms of the merger, holders of the Company’s common and preferred stock received 1.20 shares of Endovasc, Inc. common and preferred stock in exchange for one share of the Company’s common and preferred stock resulting in a 6 to 5 forward stock split. The effect of the 6 to 5 forward stock split was recognized retroactively in the stockholders’ equity accounts. Stockholders’ equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common and preferred stock account to the additional paid-in capital account.

14.	Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	June 30, 2005	September 30, 2004	June 30, 2004
Basic and diluted loss per common share:
Net loss before extraordinary item	$(205)	$(594)	$(4,679)
Preferred stock dividends	-	-	-

Net loss available for common stockholders	$(205)	$(594)	$(4,679)

If the Company had reported net income for the periods ended June 30, 2005 or September 30, 2004 or for the year ended June 30, 2004, the calculation of diluted net income per share would not have included any additional common equivalent shares.

15.	Commitments and Contingencies

Legal Proceedings

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000.

This case is being vigorously defended against the allegations made by Dow. The Company has filed a counter-claim against Dow for breach of contract and damages. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or the Company. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of a consulting contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $91,859. This case is being vigorously defended against the allegations made by LMH. The Company has also filed a counter-claim against LMH for breach of contract and damages. On June 30, 2005, a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to LMH. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. The Company intends to defend its position vigorously and believes they will prevail and, accordingly, have not accrued any liability associated with this case in the accompanying financial statements.

In November 2004, the Company filed a lawsuit against its former President & CEO, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on behalf of the Company alleges a civil conspiracy, breach of fiduciary duty and breach of contract and recision by David P. Summers and seeks restitution and damages in excess of $3.5 million.

The Company is subject to certain other legal proceedings and claims which arose in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

Leases

The Company has entered into a five year lease agreement for office space which is accounted for as an operating lease. Lease payments of $4 are due monthly until May 2008. Rent expense for the periods ended June 30, 2005, September 30, 2004 and the year ended June 30,2004 were approximately $36, $12 and $144, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2007. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

	Operating Lease	Capital Leases

2006	$48	$24
2007	48	7
2008	16	-
2009	-	-

Total payments	$112	$31

Less amount representing interest		(3)

Present value of minimum lease payments		$28

16.	Going Concern Considerations

Since its inception as a development stage enterprise, and subsequent to its conversion to a BDC, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the periods ended June 30, 2005 and September 30, 2004 and for the year ended June 30, 2004, the Company incurred net losses (in thousands) of $(205), $(594) and $(4,679), respectively, and negative cash flows from operations of $(375), (133) and $(1,987), respectively. These factors, along with a $(285) negative working capital position at June 30, 2005, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to take specific steps to address its difficult financial situation as follows:

w	In the near term the Company plans additional private sales of debt and common and preferred stock to qualified investors to fund its current operations.

w
The Company originally anticipated the generation of approximately $500 in revenue from its Nutraceutical product in the third and fourth quarters of the year ending June 30, 2004. The anticipated revenue to be generated by the launch of the Nutraceutical product line has been delayed pending certain problems with formulation. The Company has made the required changes and anticipates material revenues by the end of calendar year 2005.

w	In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

There can be no assurance that the Company’s planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

w	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

w	The ability of the Company to obtain positive test results of its products in clinical trials.

w	The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

17.	Non-Cash Investing and Financing Activities

During the nine month period ended June 30, 2005, three month period ended September 30, 2004, and year ended June 30, 2004, and for the period of inception, June 10, 1996 to September 30, 2004 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

	2005	2004	Inception to September 30, 2004

Common stock issued in exchange for equity securities	$-	$-	$302

Common and treasury stock issued upon conversion of debentures and interest on debentures	$-	$173	$1,697

Common and preferred stock issued for ser- vices and license and patent rights	$-	$-	$2,634

Common stock issued in settlement of lawsuit and related liabilities ($33 for the period ended September 30, 2004)	$33	$-	$634

Common stock issued for payment of accounts payable and accrued liabilities ($277 for the period ended September 30, 2004 and $137 for the period ended June 30, 2005)	$414	$163	$1,164

Common stock issued for assets	$-	$-	$197

Conversion of note payable to shareholder to common stock		$687	$2,190

Conversion of dividends payable to common stock	$-	$-	$178

Reduction of note payable to stockholder and accrued liabilities through exercise of stock options	$-	$-	$275

Issuance of notes payable for insurance	$-	$-	$37

Issuance of notes payable for the purchase of equipment	$-	$-	$180

Dividends declared on preferred stock	$-	$-	$143

Receipt of treasury stock for note payable to stockholders	$-	$-	$560

Issuance of common stock for receivable		$30	$30

18.	401(k) Plan

The Endovasc, Inc. 401(k) Plan (the “Plan”), which was implemented in June 2001 was terminated in November of 2003. The Plan covered all of the Company’s employees who are United States citizens, at least 21 years of age and have completed at least six months of service with the Company. Pursuant to the Plan, employees could elect to reduce their current compensation by up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the Plan. The Plan provided for the Company to make discretionary contributions as authorized by the board of directors; however, no Company contributions were made in the years ended June 30, 2005 and 2004. In August of 2004 the Plan was closed and disbursed.

19.	Related Party Transactions

During the year ended June 30, 2004, the former Chief Executive Officer of the Company advanced an additional $205 to the Company under the existing note payable which had a balance of $680 as of June 30, 2003. During the year ended June 30, 2004, the Company repaid $885 of the note through a $49 cash payment to the shareholder, payments totaling $149 on behalf of the shareholder to third parties, and through issuance of common stock with a value of $687. The balance of this note was $-0- as of June 30, 2004.

During the year ended June 30, 2004, the current Chief Executive Officer and the Chief Financial Officer of the Company advanced the Company $55 and $50, respectively. During the year ended June 30, 2005, the $55 advance from the current Chief Executive Officer was repaid. During the year ended June 30, 2005, the Chief Financial Officer of the Company advanced the Company and additional $84, and was repaid $19. The remaining balance of the note of $115 as of June 30, 2005 is due on demand, non-interest bearing and are not collateralized.

During the year ended June 30, 2004, a stockholder of the Company advanced the Company $185. During the year ended June 30, 2005, the balance was repaid.

20.	Subsequent Events

None.