Form 10-Q
period 2005-09-30
ENDOVASC INC
filed 2005-11-21
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2005.

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from _______________ to _______________.

000-28371
(Commission File Numbers)

ENDOVASC, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0512500
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 Club Drive, Suite 440
Montgomery, Texas 77316
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (936)582-5920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☐

As of November 10, 2005, 119,118,519 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. were outstanding.

PART I
FINANCIAL INFORMATION

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

Endovasc, Inc
Balance Sheets
__________
(In thousands, except share data)

	Sep 30, 2005	June 30, 2005
Assets	(unaudited)	(audited)

Investments:
Investment in controlled companies, at fair value	$710	605
(cost of $742)

Cash and cash equivalents	76	116
Other assets	10	14
Property and equipment, net	32	37

Total	$828	772

Liabilities and stockholders' equity

Current maturities of long-term debt	$34	42
Capital leases	18	28
Notes payable	105	115
Accounts payable and accrued liabilities	238	230
Convertible debentures	1	1

Total liabilities	396	416

Commitments and contingencies	-	-

Stockholdes' equity:
Common stock, $.001 par value, 200,000,000 shares authorized
Common stock-Endovasc Series, 111,537,569 shares outstanding at September 30, 2005	111	104
Common stock - NDC Series, 14,158,593 shares issued and outstanding at September 30, 2005	14	14
Preferred stock, $.001par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at September 30, 2005 stated value $100 per share	-	-
Additional paid-in capital	26,859	26,630
Accumulated deficit	(26,520)	(26,329)
Unrealized depreciation on investments	(32)	(63)

Total stockholders' equity	432	356

Total liabilities and stockholders' equity	$828	772

The accompanying notes are an integral part of these financial statements

Endovasc, Inc
Statements of Operations
(Unaudited)
__________
(In thousands, except share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004
Income:
Revenue	$35	$-
Other income	3	-

Total income	38	-

Costs and expenses:
Operating, general and administrative expenses	229	501
Research and development costs	-	86
Interest expense	-	7

Total costs and expenses	229	594

Operating loss before investment loss	(191)	(594)

Unrealized appreciation of portfolio investments	31	-

Loss attributed to minority interest	-	-

Net loss	$(160)	$(594)

Net profit (loss) available to common stockholders	$(160)	$(594)

Weighted average shares outstanding	103,127,329	71,697,112

Basic and diluted net loss per common share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
For the period ened September 30, 2005

(In thousands, except share data)

	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Unrealized (Depreciation) Appreciation	Total
Balance at June 30 2005	$104	104,432,179	$14	14,158,593		$208			$		-	26,630		$(26,329)	$(63)	$356
Issuance of Common Stock For Cash	7	7,105,390	-	-	-	-	-	-		-	-	229				236
Net loss	-	-	-	-	-	-	-	-		-	-	-	-	(191)	31	(160)
Balance at September 30, 2005	$111	111,537,569	$14	14,158,593		$208		$-			$-	26,859	-	$(26,520)	$(32)	$432

The accompanying notes are an integral part of these financial statements

Endovasc, Inc
Statements of Cash Flows
(unaudited)

(In Thousands)

	Three Month ended September 30, 2005	Three months ended September 30, 2004
Cash flows from operating activities:
Net Income (loss)	$(160)	(594)
Adjustments to reconcile net inome(loss) to net cash (used in) provided by oeprating activities:
Common stock, preferred stock and warrants issued as compensation for services, financing and settlement	-	313
Depreciation and amortization	5	16
Unrealized appreciation on investments	(31)	-
Changes in operating assets and liabilities:
Other assets	4	62
Accounts payable and accrued liabilities	8	74
Deferred liabilities	-	(4)

Net cash used in operating activities	(174)	(133)

Cash flows from investing activities:
Investment in subsidiaries	(74)	-

Net cash used in investing activities	(74)	-

Cash flows from financing activities:
Proceeds from sale of common stock	236	-
Issuance of long-term debt and notes payable	-	5
Repayment of long-term debt and notes payable	(8)	(5)
Payments of obligations under capital leases	(10)	(5)
Proceeds from advances from stockholders	-	77
Repayments of notes to stockholders	(10)	(55)
Net cash provided by financing activities	208	17

Net decrease in cash and cash equivalents	(40)	(116)

Cash and cash equivalents, beginning of period	116	116

Cash and cash equivalents, end of period	$76	-

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC
Schedule of Investments

Portfolio Companies	Industry	Title of Security Held by Company	Percentage of Class Held	Sep 30, 2005 Fair Value	June 30, 2005 Fair Value
				(unaudited)	(audited)
Investments in equity securities:

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$250,000	$400,000

Angiogenix, Ltd Inc	Biopharmaceutical	Common Stock	100%	5,000	25,000

Nutraceutical Development Corp	Biopharmaceutical	Common Stock	100%	450,000	175,000

Investments in joint ventures:

Endovasc-TissueGen Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	49.90%	2,500	2,500

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	39.90%	$2,500	$2,500

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of September 30, 2005 and for the three months ended September 30, 2005 and 2004, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2005.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

2.	Organization and Summary of Significant Accounting Policies

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

Angiogenix Limited, Inc.

The Company also has an investment in the wholly-owned, unconsolidated subsidiary, Angiogenix Limited, Inc (Angiogenix). Angiogenix has an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the quarter ended June 30, 2005, the Company canceled its license agreement with Leland J. Stanford University.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

Nutraceutical Development Corporation

The Company has an investment in the wholly-owned, unconsolidated subsidiary, Nutraceutical Development Corporation ("NDC"). NDC was formed to develop certain technologies now owned by the Company's other subsidiaries for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals").

Endovasc-TissueGen Research Sponsors, L.C.C.

The Company has a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the "Partnership"). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease

Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C

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
Investments

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

Stock-based compensation

Adoption of SFAS 123(R)

Until June 30, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, we adopted SFAS No. 123R, “Share Based Payment”, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method—We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.
Estimated Forfeitures—When estimating forfeitures, we considers voluntary termination behavior as well as analysis of actual option forfeitures.

We recognized no stock-based compensation cost in the quarter ended September 30, 2005 because: (a) we have no stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, and (b) no stock-based awards were granted for the three month period ending September 30, 2005. Restricted stock is expensed based on the fair market value on the grant date.

Because we have no outstanding grants for stock options the Company’s income before income taxes for the three months ended September 30, 2005 was not affected as a result of adopting SFAS 123(R) on July 1, 2005, and there was no impact on cash flow from financing activities.
Loss per share

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

If the Company had reported net income for the periods ended June 30, 2005 or September 30, 2005 or for the year ended June 30, 2005, the calculation of diluted net income per share would not have included any additional common equivalent shares.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC insured limits.

Revenue Recognition

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

Through September 30, 2005, the Company had not received any interest or dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

3.	Going Concern Considerations

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since conversion to business development corporation in October 2004 through September, 30, 2005, the losses totaled approximately $1,036. As of September 30, 2005, the Company had a working capital deficit of approximately $310. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

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

There can be no assurance that the Company’s planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

•	The ability of the Company to obtain positive test results of its products in clinical trials.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

4.	Notes Payable Shareholders

During the three months ended September 30, 2005 the company repaid $10 to the Company’s Chief Operations Officer (“COO”), which reduced the note payable to the COO to $105 at September 30, 2005.

5.	Income Taxes

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

The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. The Company intends to defend its position vigorously and believes they will prevail and, accordingly, have not accrued any liability associated with this case in the accompanying financial statements. In October of 2005, the Company reached an agreement with vFinance whereby the Company will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of September 30, 2005.

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

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CRITICAL ACCOUNTING POLICIES

We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the audited financial statements for the year ended June 30, 2005), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Until June 30, 2005, we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, we adopted SFAS No. 123R, “Share Based Payment”, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method—We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 are valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures—When estimating forfeitures, we considers voluntary termination behavior as well as analysis of actual option forfeitures.

We recognized no stock-based compensation cost in the quarter ended September 30, 2005 because: (a) we have no stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, and (b) no stock-based awards were granted for the three month period ending September 30, 2005. Restricted stock is expensed based on the fair market value on the grant date.

Because we have no outstanding grants for stock options the Company’s income before income taxes for the three months ended September 30, 2005 was not affected as a result of adopting SFAS 123(R) on July 1, 2005, and there was no impact on cash flow from financing activities.

LOSS PER SHARE

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and convertible preferred stock are excluded from the computation for the three months ended September 30, 2005 and 2004 as their effect would dilute the loss per share for these periods. If we had reported net income during the three months ended September 30, 2005 and 2004 the calculation of diluted net income per share would have included 208 additional common equivalent shares.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC insured limits.

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

We currently have investments in five portfolio companies as follows:

1. Liprostin, Inc.

We have an investment in a wholly-owned portfolio company Liprostin, Inc. (“Liprostin”), which is engaged in the development of liposome drug delivery systems. We are having exceptional reception of this treatment in the European community.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

We continue to work on revisions to the protocol for submissions to the FDA. Due to the slow progress of the protocol revisions, we have decreased our valuation of this portfolio from $400,000 to $250,000.

2. Nutraceutical Development Corporation

We have an investment in a wholly-owned portfolio company, Nutraceutical Development Corporation (“NDC”), which develops certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”).

During this quarter, the product was launched and sales were reported at 1,100,000 resulting in net royalties of $98,000. We anticipate a significant increase in sales during the quarter ending December 2005. Based on cash flow method, we have increased our evaluation of this portfolio from $175,000 to $450,000.

3. Endovasc-TissueGen Research Sponsors, L.L.C.

We have a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

4. Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.

We have a 39.9% investment in a joint venture named Endovasc-TissueGen Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

5. Angiogenix Ltd., Inc

Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the quarter ended June 30, 2005, we cancelled our license agreement with Leland J. Stanford University. The evaluation of the research done on this project has been written down to $5,000 for the quarter ended September 30, 2005.

RESULTS OF OPERATIONS THREE MONTH SEPTEMBER 30, 2005 AND 2004 (IN THOUSANDS)

During the quarter ended September, 30, 2005 our income increased to $38 compared with income of $ -0- for the quarter ended September, 30, 2004. This increase is a result of management fees from our portfolio companies.

During the quarter ended September 30, 2005, operating, general and administrative expenses were $229 compared to $594 for the quarter ending September 30, 2004. The decrease is primarily due to a decrease in public relations and consulting fees.

Research and development expenses totaled $-0- during the three months ending September 30, 2005, a decrease of $86 from $86 for the three months ended September, 2004. This decrease results from portfolio companies reflecting research and development expenses.

Cash flows used in operating activities for the three months ended September 30, 2005 decreased $41 to $174 compared to $133 for the three months ended September 30, 2004, primarily due to a decrease in cash spent on research and development.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

We had a working capital deficit at September 30, 2005 of $310, compared to a deficit of $285 at June 30, 2005. This decrease in primarily due to a decrease in liabilities partially offset by a decrease in current assets.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity refers to the change in earnings that may result from the changes in the level of interest rates. Our net interest income can be affected by changes in various interest rates, including LIBOR, prime rates and commercial paper rates.

As a business development company, we use a greater portion of equity to fund our business. Accordingly, other things being equal, increases in interest rates will result in greater increases in our net interest income and reductions in interest rates will result in greater decreases in our net interest income compared with the effects of interest rate changes on our results under more highly leveraged capital structures.

Currently, we do not engage in hedging activities because we have determined that the cost of hedging the risks associated with interest rate changes outweighs the risk reductions benefit. We monitor this position on an ongoing basis.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to Endovasc that is required to be included in our filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

PART II

ITEM 1	LEGAL PROCEEDINGS

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

The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. The cause will move forward into binding arbitration during the latter part of 2005. The Company intends to defend its position vigorously and believes they will prevail and, accordingly, have not accrued any liability associated with this case in the accompanying financial statements. In October of 2005, the Company reached an agreement with vFinance whereby the Company will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of September 30, 2005.

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

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

ITEM 2	Unregistered Sales of Securities

In October of 2004 a form 1-E filing was made which indicated our intent to raise capital under regulation E. During the three months ended September 30, 2005, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. During the three months ended September 30, 2005, we issued 7,105,390 shares of common stock to 4 individuals with an aggregate value of $235,900. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

ITEM 5	Other Information

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
__________
(IN THOUSANDS, EXCEPT SHARE DATA)

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENDOVASC, INC.

Date:	November 18, 2005	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date:	November 18, 2005	By:	/s/ Clarice Motter
Clarice Motter
Chief Financial Officer