Form 10-Q
period 2005-12-31
ENDOVASC INC
filed 2006-02-14
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005.

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _____________ to ______________.

000-28371
(Commission File Numbers)

ENDOVASC, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0512500
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 Club Drive, Suite 440
Montgomery, Texas 77316
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (936) 582-5920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 124,118,519 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. outstanding as of February 3, 2006.

PART I
FINANCIAL INFORMATION

Endovasc, Inc.
Balance Sheets

(In thousands, except share data)

	Dec 31, 2005 (unaudited)	June 30, 2005 (audited)
Assets
Investments:
Investment in controlled companies, at fair value (cost: $780 @ 12/31/05 and $688 @ 6/30,/05)	$710	605
Cash and cash equivalents	9	116
Other assets	76	14
Property and equipment, net	30	37
Total assets	$825	772

Liabilities and stockholders' equity

Current maturities of long-term debt	$30	42
Capital leases	10	28
Notes payable	105	115
Accounts payable and accrued liabilities	251	230
Convertible debentures	1	1
Total liabilities	397	416

Commitments and contingencies	-	-

Stockholdes' equity:
Common stock, $.001 par value, 500,000,000 shares authorized Common stock-Endovasc Series, 118,818,519 shares outstanding at December 31, 2005	118	104
Common stock - NDC Series, 14,158,593 shares issued and outstanding at December 31, 2005	14	14
Preferred stock, $.001par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at December 31, 2005 stated value $100 per share	-	-
Additional paid-in capital	27,086	26,630
Accumulated deficit	(26,720)	(26,329)
Unrealized depreciation on investments	(70)	(63)

Total stockholders' equity	428	356

Total liabilities and stockholders' equity	$825	772

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Operations
(Unaudited)

(In thousands, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Income:
Revenue	$54	$39	$89	$39
Dividend Income	73	-	73	-

Total income	127	39	162	39

Costs and expenses:
Operating, general and administrative expenses	326	464	553	965
Research and development costs	-	30	-	116
Interest expense	-	2	-	9

Total costs and expenses	326	496	553	1090

Operating loss before investment loss	(199)	-	(391)	-

Loss before cumulative effect of accounting change	-	(457)	-	(1,051)

Unrealized appreciation of portfolio investments	(39)	-	(7)	-

Loss attributed to minority interest	-	-	-	-

Loss before cumulative effect of accounting change	(238)	(457)	(398)	(1,051)

Cumulative effect of conversion to business development company, net of income tax effect	-	674	-	674

Net Profit (loss)	$(238)	$217	$(398)	$(377)

Net profit (loss) available to common stockholders	$(238)	$217	$(398)	$(377)

Weighted average shares outstanding	103,127,329	96,669,153	108,295,668	71,697,112

Basic and diluted loss per common share before cumulative effect of accounting change	$0.00	$(0.01)	$0.00	$(0.01)

Cumulative effect of conversion to business development company	0.00	0.01	0.00	0.01

Basic and diluted net loss per common share	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
For the six months ended December 31, 2005

(In thousands, except share data)

	Common Stock		Common Stock		Series A		Series B		Series C		Additional
	Endovasc Series		NDC Series		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Treasury	Accumulated	Unrealized
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Deficit	Depreciation	Total

Balance at June 30, 2005	$104	104,432,179	$14	14,158,593	$-	208	$-	-	$-	-	$26,630	$-	$(26,329)	$(63)	$356
Issuance of Common Stock For Cash	14	14,386,340	-	-	-	-	-	-	-	-	363				377
Grant of Employee Stock Options	-	-	-	-	-	-	-	-	-	-	93	-	-	-	93
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(391)	(7)	(398)
Balance at December 31, 2005	$118	118,818,519	$14	14,158,593	$-	208	$-	-	$-	-	$27,086	$-	$(26,720)	$(70)	$428

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Cash Flows
(unaudited)

(In Thousands)

	Six Months ended December 31, 2005	Six Months ended December 31, 2004
Cash flows from operating activities:
Net Income (loss)	$(398)	$(377)
Adjustments to reconcile net inome(loss) to net cash (used in) provided by oeprating activities	66	23
Net cash used in operating activities	(332)	(354)

Cash flows from investing activities:
Investment in subsidiaries	(112)	-
Net cash used in investing activities	(112)	-

Cash flows from financing activities:
Proceeds from sale of common stock	377	350
Issuance of long-term debt and notes payable	-	5
Repayment of long-term debt and notes payable	(12)	(10)
Payments of obligations under capital leases	(18)	(13)
Proceeds from advances from stockholders	-	84
Repayments of notes to stockholders	(10)	(65)
Net cash provided by financing activities	337	351
Net decrease in cash and cash equivalents	(107)	(3)

Cash and cash equivalents, beginning of period	116	116

Cash and cash equivalents, end of period	$9	$113

Supplemental disclosure of cashflow information
Cash paid for interest	$1	$9

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
Schedule of Investments

Portfolio Companies	Industry	Title of Security Held by Company	Percentage of Class Held	Dec 31 2005 Fair Value	June 30, 2005 Fair Value
				(unaudited)	(audited)
Investments in equity securities:

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$250,000	$400,000

Angiogenix, Ltd Inc	Biopharmaceutical	Common Stock	100%	5,000	25,000

Nutraceutical Development Corp	Biopharmaceutical	Common Stock	100%	450,000	175,000

Investments in joint ventures:

Endovasc-TissueGen Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	49.90%	2,500	2,500

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	39.90%	2,500	2,500

				$710,000	$605,000

The accompanying notes are an integral part of these financial statements

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
(IN THOUSANDS, EXCEPT SHARE DATA)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim periods as of December 31, 2005 and for the six months ended December 31, 2005 and 2004, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2005.

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
———————
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

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
(IN THOUSANDS, EXCEPT SHARE DATA)

Investments

The Company's investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management's judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company's investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction of the Board of Directors of the Company based on information, including an independent valuation, and using valuation methodologies considered appropriate and reliable by the Board. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in the Company's financial statements being recorded in accordance with generally accepted accounting principles in the United States of America. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base estimates. These portfolio companies are often development stage with no operations and no positive cash flow. These factors, among others, make determination of fair value more difficult and subject to significant judgment errors by the Company's board of directors.

Stock-based compensation

Adoption of SFAS 123(R)

Until June 30, 2005, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method. Under the intrinsic value method, the Company only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share Based Payment”, which requires that they measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
(IN THOUSANDS, EXCEPT SHARE DATA)

Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

On October 21, 2005, the Company’s Board of Directors adopted the 2005 Executive Compensation Plan (the “Plan”). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

The Company is not presently able to compensate its officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which the Company can attract and retain officers and employees and give such officers and employees an interest in the success of the Company. Under the Plan, the Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares of the Company Common Stock to officers and employees. Directors are not eligible to receive options under the Plan. As of December 31, 2005, 3,380,366 stock options had been granted under the Plan. These options fully vest at the grant date.

During the six months ended December 31, 2005, the Company recognized $93 compensation expense for employee stock options grants. Restricted stock is expensed based on the fair market value on the grant date. There was no impact on cash flows from financing activities.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Six months ended December 31, 2005
Expected option term (1)	10 years
Expected volatility factor (2)	100.0%
Risk-free interest rate (3)	5.0%
Expected annual dividend yield	0.0%

(1)    The option life was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options.

(2)    The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company’s common stock over the most recent ten years, which is the contractual term of the option awards.

(3)    The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
(IN THOUSANDS, EXCEPT SHARE DATA)

A summary of option activity under the Company's employee stock option plans in the six months ended December 30, 2005, is presented below:

Options	Shares (‘000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at July 1, 2005	_	_	_	_
Granted	3,380	$0.03	10 Years	$93
Exercised	_	_	_	_
Forfeited or expired	_	_	_	_
Outstanding at December 31, 2005	3,380	$0.03	10 Years	$93

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

Through December 31, 2005, the Company had not received any taxable interest or taxable dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

3.	Going Concern Considerations

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since conversion to business development corporation in October 2004 through December 31, 2005 the losses totaled approximately $1,297. As of December 31, 2005, the Company had a working capital deficit of approximately $313. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
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

During the six months ended December 31, 2005 the company repaid $10 to the Company’s Chief Operations Officer (“COO”), which reduced the note payable to the COO to $105 at December 31, 2005.

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
———————
(IN THOUSANDS, EXCEPT SHARE DATA)

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

The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. In October of 2005, the Company reached an agreement with vFinance whereby the Company will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of December 31, 2005.

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

STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Until June 30, 2005, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method. Under the intrinsic value method, the Company only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, the Company adopted SFAS No. 123R, “Share Based Payment”, which requires that they measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that The Company’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 is valued using the Black-Scholes valuation method with a volatility factor based on our historical stock trading history.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.

Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

On October 21, 2005, the Company’s Board of Directors adopted the 2005 Executive Compensation Plan (the “Plan”). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

The Company is not presently able to compensate its officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which the Company can attract and retain officers and employees and give such officers and employees an interest in the success of the Company. Under the Plan, the Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares of the Company Common Stock to officers and employees. Directors are not eligible to receive options under the Plan. As of December 31, 2005, 3,380,366 stock options had been granted under the Plan. These options fully vest at the grant date.

During the six months ended December 31, 2005, the Company recognized $93 compensation expense for employee stock options grants. Restricted stock is expensed based on the fair market value on the grant date. There was no impact on cash flows from financing activities.

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

We continue to work on revisions to the protocol for submissions to the FDA. Due to the slow progress of the protocol revisions, we continue to value this portfolio at to $250,000.

2.	Nutraceutical Development Corporation

We have an investment in a wholly-owned portfolio company, Nutraceutical Development Corporation (“NDC”), which develops certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”).

Sales for the products for the current fiscal year are approximately $2,900,000 resulting in net royalties of $289,000.

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

Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the quarter ended June 30, 2005, we cancelled our license agreement with Leland J. Stanford University

RESULTS OF OPERATIONS SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

During the quarter ended December 31, 2005 our income increased to $130,000 compared with income of $39,000 for the quarter ended December 31, 2004. This increase is a result of management fees and dividends from our portfolio companies.

During the quarter ended December 31, 2005, operating, general and administrative expenses were $326,000 compared to $464,000 for the quarter ending December 31, 2004. The decrease is primarily due to a decrease in public relations and consulting fees.

Research and development expenses totaled $-0- during the six months ending December 31, 2005, a decrease of $116,000 from $116,000 for the six months ended December 31, 2004. This decrease results from portfolio companies reflecting research and development expenses.

Cash flows used in operating activities for the six months ended December 31, 2005 decreased $21,000 to $332,000 compared to $354,000 for the six months ended December 31 2005, primarily due to a decrease in cash spent on research and development.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

We had a working capital deficit at December 31, 2005 of $313,000 compared to a deficit of $285,000 at June 30, 2005. This increase is due to the utilization of cash assets.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to Endovasc that is required to be included in our filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We are a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. In October of 2005, we reached an agreement with vFinance whereby we will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of December 31, 2005.

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

In October of 2004 a form 1-E filing was made which indicated our intent to raise capital under regulation E. During the six months ended December 31, 2005, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. During the six months ended December 31, 2005, we issued 14,386,340 shares of common stock to 7 individuals with an aggregate value of $377,000. These transactions were exempt from registration pursuant to Regulation E.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

On October 28, 2005 we filed a PRE 14A notifying stockholders of our Annual Shareholders meeting to be held on December 16, 2005. On November 28, 2005 the DEF 14A was filed. The purpose of the meeting was (1) To elect one director to serve for a three-year term and until his or her successor is elected and qualified, (2) To ratify the selection of McConnell & Jones as independent auditors for the fiscal year ending June 30, 2006, (3) To amend our Articles of Incorporation to increase to 500,000,000 the number of shares of Common Stock, $.001 par value per share, we are authorized to issue, (4) To approve the company’s 2005 Executive Compensation Plan, (5) To amend the Certificate of Designation of Powers, Preferences, Limitation, and Relative Rights for the Series NDC Stock to permit the redemption thereof by the company, and (6) To transact such other business as may properly come before the Annual Meeting or any adjournments thereof. The record date for the Annual Meeting was October 28, 2005. Holders of Common Stock and holders of our Series NDC Common Stock of record as of October 28, 2005 were entitled to notice of and to vote at the Annual Meeting.

We convened our Annual Meeting of Stockholders on December 16, 2005. The meeting was adjourned before all items of business were voted on and reconvened on January 13, 2006. Each matter acted upon at the meeting and the number of votes cast for, against or withheld, abstaining or not voting as to each matter is set forth below.

1.	Election of Directors:

	For	Withheld

Barbara J. Richardson	99,172,066	4,708,649

Dr. Diane Dottavio, Donald Leonard, and M. Dwight Cantrell continued as directors after the meeting.

2.	Approval of McConnell & Jones LLP as Independent Auditor of the Company for the year ending June 30, 2006:

For	Against	Abstain	Non-vote

100,338,894	4,963,115	167,886	-

3.	Approval of amendment of the Articles of Incorporation to increase the authorized capital to 500,000,000 shares:

For	Against	Abstain	Non-vote

94,759,777	10,584,280	125,838	-

4.	Adoption of the 2005 Executive Compensation Plan and certain options granted to officers of the Company:

For	Against	Abstain	Non-vote

35,566,659	7,020,077	416,619	62,466,540

5.	Approval of amendment of the Certificate of Designations of the Series NDC Stock to permit redemption by the Company:

For	Against	Abstain	Non-vote

4,593,455	3,015,184	36,208	-

The fifth issue, pertaining to amending the Certificate of Designation of Powers, Preferences, Limitations, and Relative Rights for the Series NDC Stock to permit the redemption by the Company, did not pass. While the amendment received enough votes to constitute a quorum, and approval by a majority of the shareholders that voted, it did not receive the required majority of all the outstanding shares of the Series NDC Stock.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENDOVASC, INC.

Date:	February 13, 2006	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date:	February 13, 2006	By	/s/ Clarice Motter
Clarice Motter
Chief Financial Officer