Form 10-Q
period 2006-03-31
ENDOVASC INC
filed 2006-05-15
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

*	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from                               to                               .

000-28371
(Commission File Numbers)

ENDOVASC, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0512500
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

There were 148,198,885 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. outstanding as of May 10, 2006.

PART I
FINANCIAL INFORMATION

Financial Information

Endovasc, Inc.
Balance Sheets

(In thousands, except share data)

	Mar 31, 2006 (unaudited)	June 30, 2005 (audited)
Assets
Investments:
Investment in controlled companies, at fair value (cost of $1,191 at March 31, 2006 and $668 at June 30, 2005)	$1,605	605

Cash and cash equivalents	19	116
Other assets	28	14
Property and equipment, net	34	37

Total assets	$1,686	772

Liabilities and stockholders' equity

Current maturities of long-term debt	$41	42
Capital leases	14	28
Notes payable	105	115
Accounts payable and accrued liabilities	290	230
Convertible debentures	1	1
Total liabilities	451	416

Commitments and contingencies	-	-

Stockholdes' equity:
Common stock, $.001 par value, 500,000,000 shares authorized
Common stock-Endovasc Series, 141,898,885 and 104,432,179 shares outstanding at March 31, 2006 and June 30, 2005 respectively	142	104

Common stock - NDC Series, 14,158,593 shares issued and outstanding	14	14

Preferred stock, $.001par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding at March 30, 2006 stated value $100 per share	-	-
Additional paid-in capital	27,443	26,630
Accumulated deficit	(26,777)	(26,329)
Unrealized appreciation (depreciation) on investments	413	(63)

Total stockholders' equity	1,235	356

Total liabilities and stockholders' equity	$1,686	772

The accompanying notes are an integral part of these financial statements

Financial Information

Endovasc, Inc.
Statements of Operations
(Unaudited)

 (In thousands, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Income:
Revenue	$54	$21	$143	$60
Other Income	196	-	269	-

Total income	250	21	412	60

Costs and expenses:
Operating, general and administrative expenses	383	293	937	1,304
Research and development costs	-	-	-	77
Interest expense	-	4	(2)	6

Total costs and expenses	383	297	935	1,387

Operating loss before investment gain	(133)	(276)	(523)	(1,327)

Unrealized appreciation of portfolio investments	559	100	551	100

Loss before cumulative effect of accounting change	426	(176)	28	(1,227)

Cumulative effect of conversion to business development company, net of income tax effect	-	-	-	674

Net Profit (loss)	$426	$(176)	$28	$(553)

Net profit (loss) available to common stockholders	$426	$(176)	$28	$(553)

Weighted average shares outstanding	133,120,581	89,463,361	116,835,672	81,159,154

Basic and diluted loss per common share before cumulative effect of accounting change	$0.00	$0.00	$0.00	$(0.02)

Cumulative effect of conversion to business development company	0.00	0.01	0.00	0.01

Basic and diluted net loss per common share	$0.00	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these financial statements

Financial Information

ENDOVASC, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
For the nine months ended March 31, 2006

(In thousands, except share data)
	Common Stock Endovasc Series		Common Stock NDC Series		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional Paid-In	Treasury
	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	Stock	Accumulated Deficit	Unrealized Depreciation	Total
Balance at June 30, 2005	$104	104,432,179	$14	14,158,593	$-	208	$-	-	$-	-	$26,630	$-	$(26,329)	$(63)	$356

Issuance of Common Stock For Cash, net of offering costs	35	34,086,340	-	-	-	-	-	-	-	-	631				666
Grant of Employee Stock Options	-	-	-	-	-	-	-	-	-	-	185	-	-	-	185
Exercise of Stock Options	3	3,380,366									(3)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(448)	476	28
Balance at March 31, 2006	$142	141,898,885	$14	14,158,593	$-	208	$-	-	$-	-	$27,443	$0	$(26,777)	$413	$1,235

The accompanying notes are an integral part of these financial statements

Financial Information

Endovasc, Inc.
Statements of Cash Flows
(unaudited)

(In Thousands)

	Nine Months ended March 31, 2006	Nine Months ended March 31, 2005
Cash flows from operating activities:
Net Income (loss)	$28	$(553)
Adjustments to reconcile net inome(loss) to net cash (used in) operating activities	(196)	(156)
Net cash used in operating activities	(168)	(709)

Cash flows from investing activities:
Purchase of property and equipment	(8)
Investment in Portfolio Companies	(551)	-
Net cash used in investing activities	(559)	-

Cash flows from financing activities:
Proceeds from sale of common stock	666	638
Issuance of long-term debt and notes payable	14	5
Repayment of long-term debt and notes payable	(35)	(18)
Payments of obligations under capital leases	(5)	(29)
Proceeds from advances from stockholders	-	84
Repayments of notes to stockholders	(10)	(74)
Net cash provided by financing activities	630	606
Net decrease in cash and cash equivalents	(97)	(103)

Cash and cash equivalents, beginning of period	116	116

Cash and cash equivalents, end of period	$19	$13

Supplemental disclosure of cashflow information
Exercise of Options	$3	$-
Cash paid for interest	$1	$6

The accompanying notes are an integral part of these financial statements

Financial Information

ENDOVASC, INC.
Schedule of Investments

Portfolio Companies	Industry	Title of Security Held by Company	Percentage of Class Held	Mar 31 2006 Fair Value	June 30, 2005 Fair Value
				(unaudited)	(audited)
Investments in equity securities:

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$600,000	$400,000

Angiogenix, Ltd Inc	Biopharmaceutical	Common Stock	100%	0	25,000

Nutraceutical Development Corp	Biopharmaceutical	Common Stock	100%	1,000,000	175,000

Investments in joint ventures:

Endovasc-TissueGen Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	49.90%	2,500	2,500

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	39.90%	2,500	2,500

				$1,605,000	$605,000

The accompanying notes are an integral part of these financial statements

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim period as of March 31, 2006 and for the three months and nine months ended March 31, 2006 and 2005, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of the Company as of and for the year ended June 30, 2005.

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

The Company currently has investments in five portfolio companies as follows:

Liprostin, Inc.

The Company has an investment in the wholly-owned, unconsolidated subsidiary, Liprostin, Inc., which is engaged in the development of liposome drug delivery systems. Liposomes, which are microscopic cell-like spheres composed of a thin, durable lipid membrane surrounding a hollow compartment, can be used to entrap and protect drugs from degradation in the blood stream and can be engineered to regulate the transport of molecules across their outer membrane. On March 6, 2006, The Company announced that it has submitted to the U.S. Food and Drug Administration (FDA) its protocol for a phase IIIa clinical trial of Liprostin for the treatment of intermittent claudication, a symptom of peripheral arterial disease. As outlined in the protocol, the phase IIIa trial is randomized, placebo-controlled, double-blinded, pharmacokinetic study of two dose levels of Liprostin or placebo administered once-weekly for six weeks.

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

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

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Stock-based compensation

Adoption of SFAS 123(R)

Until June 30, 2005, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method. Under the intrinsic value method, the Company only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, the Company adopted SFAS No. 123R, "Share Based Payment", which requires that they measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The expected term represents the period that the Company's stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On October 21, 2005, the Company's Board of Directors adopted the 2005 Executive Compensation Plan (the "Plan"). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

The Company is not presently able to compensate its officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which the Company can attract and retain officers and employees and give such officers and employees an interest in the success of the Company. Under the Plan, the Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares of the Company Common Stock to officers and employees. Directors are not eligible to receive options under the Plan. As of March 31, 2006, no stock options are outstanding at this time.

During the nine months ended March 31, 2006, the Company recognized $186 compensation expense for employee stock options grants. Restricted stock is expensed based on the fair market value on the grant date. There was no impact on cash flows from financing activities.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended March 31, 2006
Expected option term (1)	10 years
Expected volatility factor (2)	100.0%
Risk-free interest rate (3)	5.0%
Expected annual dividend yield	0.0%

(1)   The option life was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options.

(2)   The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical monthly price changes of the Company's common stock over the most recent ten years, which is the contractual term of the option awards.

(3)   The risk-free interest rate for periods equal to the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

A summary of option activity under the Company's employee stock option plans in the nine months ended March 31,2006, is presented below:

Options	Shares (‘000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value
Outstanding at July 1, 2005	-	-	-	-
Granted	6,790	$0.03	10 Years	-
Exercised	6,790	$0.03	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2006	-	-	-	-

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

Through March 31, 2006, the Company had not received any taxable interest or taxable dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

3.	Going Concern Considerations

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Since conversion to business development corporation in October 2004 through March 31, 2006 the losses totaled approximately $1,297. As of March 31, 2006, the Company had a working capital deficit of approximately $313. These factors taken together with the lack of revenues and the absence of significant financial commitments raise substantial doubt about the Company's ability to continue as a going concern.

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

There can be no assurance that the Company's planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

•	The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

•	The ability of the Company to obtain positive test results of its products in clinical trials.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

4.	Notes Payable Shareholders

During the nine months ended March 31, 2006 the company repaid $10 to the Company's Chief Operations Officer ("COO"), which reduced the note payable to the COO to $105 at March 31, 2006.

Financial Information

ENDOVASC, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

5.	Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

6.	Legal Proceedings

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. The Company has filed a counter-claim against Dow for breach of contract and damages. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or the Company. This case is being adjudicated and the verdict is pending. No amounts have been accrued for this contingency.

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

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. LMH seeks payment of $96,000. The Company filed a counter-claim against LMH for breach of contract and damages. During this quarter the company was rendered an adverse decision in the case. The plaintiff's award, including attorneys fees total $96,000 and are reflected as a payable in the accompanying financial statements.

The Company is a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. In October of 2005, the Company reached an agreement with vFinance whereby the Company will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of March 31, 2006.

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

STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Until June 30, 2005, the we accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and had adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method. Under the intrinsic value method, we only recorded stock-based compensation resulting from options granted at below fair market value. Effective July 1, 2005, we adopted SFAS No. 123R, "Share Based Payment", which requires that they measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period.

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

Estimated Forfeitures—When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.

On October 21, 2005, our Board of Directors adopted the 2005 Executive Compensation Plan (the "Plan"). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

We are not presently able to compensate our officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which the Company can attract and retain officers and employees and give such officers and employees an interest in the success of the Company. Under the Plan, the Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares of the Company Common Stock to officers and employees. Directors are not eligible to receive options under the Plan. As of March 31, 2006, no stock options are outstanding under the Plan.

During the nine months ended March 31, 2006, we recognized $186,000 compensation expense for employee stock options grants. Restricted stock is expensed based on the fair market value on the grant date. There was no impact on cash flows from financing activities.

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

We have an investment in a wholly-owned portfolio company Liprostin, Inc. ("Liprostin"), which is engaged in the development of liposome drug delivery systems. We are having exceptional reception of this treatment in the European community.

On March 6, 2006, we submitted to the U.S. Food and Drug Administration (FDA) our protocol for a phase IIIa clinical trial of Liprostin for the treatment of intermittent claudication, a symptom of peripheral arterial disease. As outlined in the protocol, the phase IIIa trial is randomized, placebo-controlled, double-blinded, pharmacokinetic study of two dose levels of Liprostin or placebo administered once-weekly for six weeks. We continue to work on revisions to the protocol for submissions to the FDA.

2.	Nutraceutical Development Corporation

We have an investment in a wholly-owned portfolio company, Nutraceutical Development Corporation ("NDC"), which develops certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects ("nutraceuticals").

Sales for the products for the current fiscal year are approximately $4,010,000 resulting in net royalties of $401,000.

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

Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the quarter ended June 30, 2005, we cancelled our license agreement with Leland J. Stanford University

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2006 AND 2005

During the quarter ending March 31, 2006 our income increased to $250,000 compared with income of $21,000 for the quarter ending March 31, 2005. This increase is a result of management fees and expense reimbursements from our portfolio companies.

During the quarter ending March 31, 2006, operating, general and administrative expenses were $383,000 compared to $293,000 for the quarter ending March 31, 2005. The decrease is primarily due to a decrease in public relations and consulting fees.

There were no research and development expenses in either the three months ended March 31, 2006 or the three months ended March 31, 2005.

RESULTS OF OPERATIONS NINE MONTHS ENDED MARCH 31, 2006 AND 2005

During the nine months ended March 31, 2006 our income increased to $412,000 compared with income of $60,000 for the nine months ended March 31, 2005. This increase is a result of management fees and expense reimbursements from our portfolio companies.

During the nine months ended March 31, 2006, operating, general and administrative expenses were $937,000 compared to $1,304,000 for the nine months ended March 31, 2005. The decrease is primarily due to a decrease in public relations and consulting fees.

Research and development expenses totaled $-0- during the nine months ending March 31, 2006, a decrease of $77,000 from $77,000 for the nine months ended March 31, 2005. This decrease results from portfolio companies reflecting research and development expenses in their results of operations since our conversion to a Business Development Company in October 2004.

Cash flows used in operating activities for the nine months ended March 31, 2006 decreased $541,000 to $168,000 compared to $709,000 for the nine months ended March 31, 2005, primarily due to a decrease operating expenses.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

We had a working capital deficit at March 31, 2006 of $284,000 compared to a deficit of $285,000 at June 30, 2005. This increase is due to the utilization of cash assets.

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to Endovasc that is required to be included in our filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against us for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have filed a counter-claim against Dow for breach of contract and damages. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to us. This case is being adjudicated and the verdict is pending. No amounts have been accrued for this contingency.

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

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against us in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against us for breach of contract and damages. LMH seeks payment of $96,000. We filed a counter-claim against LMH for breach of contract and damages. During this quarter we were rendered an adverse decision in the case. The plaintiff's award, including attorneys fees, total $96,000 and are reflected as a payable in the accompanying financial statements.

We are a defendant in an arbitration proceeding entitled vFinance Investments and vFinance Capital and Endovasc, Ltd., Inc., AAA No. 32 M 181 0011602. vFinance claims an entitlement to certain fees and an unspecified amount of damages for the value of the warrants to which they claim entitlement. There was a mediation hearing on December 14, 2004 and no definitive agreement was reached. In October of 2005, we reached an agreement with vFinance whereby we will pay $62,500 as a settlement over a nine month period of time. The related liability is recorded in the balance sheet as of March 31, 2006.

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

In October of 2004 a form 1-E filing was made which indicated our intent to raise capital under regulation E. During the nine months ended March 31, 2006, the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. During the nine months ended March 31, 2006, we issued 34,086,340 shares of common stock to 13 individuals with an aggregate value of $754,750. These transactions were exempt from registration pursuant to Regulation E.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

On October 28, 2005 we filed a PRE 14A notifying stockholders of our Annual Shareholders meeting to be held on December 16, 2005. On November 28, 2005 the DEF 14A was filed. The purpose of the meeting was (1) To elect one director to serve for a three-year term and until his or her successor is elected and qualified, (2) To ratify the selection of McConnell & Jones, L.L.P. as our registered public accounting firm for the fiscal year ending June 30, 2006, (3) To amend our Articles of Incorporation to increase to 500,000,000 the number of shares of Common Stock, $.001 par value per share, we are authorized to issue, (4) To approve the company's 2005 Executive Compensation Plan, (5) To amend the Certificate of Designation of Powers, Preferences, Limitation, and Relative Rights for the Series NDC Stock to permit the redemption thereof by the company, and (6) To transact such other business as may properly come before the Annual Meeting or any adjournments thereof. The record date for the Annual Meeting was October 28, 2005. Holders of Common Stock and holders of our Series NDC Common Stock of record as of October 28, 2005 were entitled to notice of and to vote at the Annual Meeting.

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

ENDOVASC, INC.

Date: May 12, 2006	By: /s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date: May 12, 2006	By: /s/ Clarice Motter
Clarice Motter
Chief Financial Officer