Form 10-K
period 2006-06-30
ENDOVASC INC
filed 2006-10-13
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended: June 30, 2006

☐  Transition Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 000-28371

Endovasc, Inc.
(Exact name of registrant as specified in its charter)

Nevada	76-0512500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

550 Club Drive Suite 440, Montgomery, Texas 77316
(Address of principal executive offices)
(936) 582-5920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $.001 per share.

Indicate by check mark if the Registrant is a well-know seasoned issuer, as denied in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity by non-affiliates of the Company was $6,414,475 as of September 15, 2006, based on the price of $0.04 per share.

As of September 15, 2006, we had outstanding: 156,981,519 shares of Common Stock, $.001 par value; and 14,158,593 shares of Series NDC Common Stock, $.001 par value.

 PART I

Item 1	BUSINESS

General

As a business development company, we provide long-term debt and equity investment capital to our portfolio companies.

Our investment portfolio consists primarily of loans with equity features and equity investments in companies which constitutes a controlling equity interest, and debt obligations. At June 30, 2006, our investment portfolio totaled $1,605,000 at fair value. Our investment objective is to achieve current income and capital gains.

A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits of investing in privately owned small companies.

Corporate History

We were incorporated as a biopharmaceutical company under the laws of the State of Nevada on June 10, 1996, under the name Endovasc, Inc. We were authorized to issue an aggregate of 25,000 shares of capital stock with a par value of $0.001 per share. On September 5, 1996, we amended our articles of incorporation to increase our authorized shares to 100,000,000 shares of common stock, par value $0.001 per share. On May 28, 1997, we amended our articles of incorporation to change our name to Endovasc Ltd., Inc. On June 2, 1997, we amended our articles of incorporation to authorize a total of 120,000,000 shares of capital stock, par value $0.001 per share, of which 100,000,000 shares are common shares and 20,000,000 shares are preferred shares. In January of 2006 our shareholders voted to increase our authorized capital stock to 500,000,000.

On April 30, 2002, our Board of Directors authorized our Chairman to pursue a plan of reorganization that would allow us to meet our obligations to our creditors and the Series A Convertible Preferred Stockholders. This plan involved the issuance of up to 3,000,000 shares of Series B Convertible Stock and a reverse domicile merger from Nevada to Delaware. On or about May 6, 2002 an information statement was filed with the SEC and simultaneously sent to our stockholders. On July 5, 2002 a meeting of stockholders representing 52.6% of the total outstanding voting authority approved the resolution to adopt the plan of reorganization. It was made effective July 9, 2002.

Effective April 1, 2003, our Board of Directors and holders of shares representing a majority of the voting rights of the outstanding shares of our common stock and preferred stock approved a reincorporation from the State of Delaware to the State of Nevada. This reincorporation was accomplished by a merger into a new Nevada corporation under the name Endovasc, Inc.

In September 2003, our Board of Directors authorized the creation of a new class of common stock, called Series NDC common stock, $0.001 par value per share, whose rights and distributions would be based on the performance of Nutraceutical Development Corporation (NDC). During the twelve months ended June 30, 2004, we issued a dividend of one share of the Series NDC common stock for each four shares of our common stock. As of June 30, 2006, 14,158,593 shares of Endovasc Series NDC common stock were issued and outstanding.

In October 2004, we filed our election with the SEC (Form N-54A) to adopt Business Development Company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. Endovasc, as a BDC, may invest in other securities; however, such investments may not exceed 30% of our total asset value at the time of such investment. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, we do not consolidate portfolio company investments in which we have a controlling interest.

In May of 2005, we announced our intention to cease funding research to our portfolio company, Angiogenix Limited, Inc. (“Angiogenix”) and that Angiogenix has terminated its licensing agreement with Leland J. Stanford University dated February 1, 2000 relating to the use of a nicotine receptor agonist (NRA). There were two primary reasons for this decision: firstly, ceasing research efforts for Angiogenix will allow us to concentrate our resources on funding future clinical studies for Liprostin, and secondly, the current licensing agreement contained unrealistic deadlines for the commercialization of NRA.

We have not been subject to bankruptcy, receivership or any similar proceeding.

Eligible Portfolio Investments

Investments are reported at fair value. The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments and the related unrealized appreciation or depreciation.

Upon our conversion to a BDC, we employed an independent business valuation expert to value our portfolio companies. The Board of Directors determined all portfolio companies and investments at fair value under a good faith standard.

We currently have investments in five portfolio companies as follows:

Liprostin, Inc.

We have an investment in a wholly-owned portfolio company Liprostin, Inc. which is engaged in the FDA approval of Liprostin™ for the treatment of intermittent claudication. The active component Prostaglandin E-1(PGE-1) is encapsulated in a unique lipid membrane to protect PGE-1 from degradation in the blood stream.

Liprostin, Inc. conducted a successful Phase I clinical trial to test product safety and tolerance levels using a small group of healthy subjects in January 2001. Based on the results of this trial, and the previously established safety profile of PGE-1, the FDA recommended that we proceed to a Phase III trial to determine the safety and efficacy of the administration of Liprostin™ in combination with angioplasty for the treatment of intermittent claudication or critical limb ischemia. In 2003, Liprostin, Inc., submitted a protocol for the phase II clinical study entitled “A Phase II, Open label, Multi-center study of Liposomal prostaglandin E-1 (Liprostin™) in Patients with Critical Limb Ischemia and Intermittent Claudication”.

The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in August 2004. The successful results of this trial for peripheral arterial occlusive disease were presented to the FDA in the fall of 2004.

Liprostin, Inc., will conduct a Phase IIIa trial to establish efficacy and safety profile in order to seek or enter into a partnership with a suitable company to co-develop and market our lead product Liprostin™ for treatment of peripheral vascular disease. Opportunities to out-license or sell the technology are also being considered. We expect to enter into a phase IIIa clinical trial in 2006.

Distribution Methods

Upon receipt of necessary governmental regulatory consent, Liprostin intends to distribute its products utilizing Liprostin™ technologies worldwide.

Governmental Regulation

The clinical trials performed in support of the IND 61,026 have been carried out in compliance with the regulations stipulated by the Food and Drug Administration.

Competition

Major contributors of Peripheral Vascular Disease (“PVD”) include smoking, diabetes, high fat or cholesterol levels in the blood, high blood pressure, obesity, and lack of exercise. Thus, treatment of these symptoms may help to slow the progression of the disease. Surgical procedures such as angioplasty, (and stent placement, if needed) and by-pass surgery are used as to increase blood flow to the extremities in the more severe cases.

There is no “standard of care” medication for the treatment of PVD. Medications such as aspirin or Plavix® (clopidogrel) are usually advised, although these do not help with symptoms of PVD, but help to prevent blood clots (thrombosis) forming in arteries. Cilostazol® has recently been shown to improve walking distance in people with PVD and blood flow in the lower leg.

Nutraceutical Development Corporation

We have an investment in a wholly-owned portfolio company, Nutraceutical Development Corporation (“NDC”) which developed a technology for use in dietary supplements to enhance muscle mass muscle strength when used in combination with a strenuous exercise program.

In 2002, NDC began experimentation in mice to demonstrate accelerated muscle mass was achieved when fed very low doses of the compound in drinking water combined with extensive exercise during a three week regimen. The mice that were given low amounts developed a significant muscle increase compared to the controlled mice. A scientifically controlled double blind, double placebo study in healthy weight lifters confirmed our earlier animal results and in August of 2003 we filed a Patent Application, No.10/633,325 relating to this discovery.

An agreement to exclusively sublicense the patent was formed between NDC and Basic Research, L.L.C. of Salt Lake City Utah in July of 2003. NDC will receive a 10% royalty on all revenues generated. Due to delays in product manufacturing, the minimum royalty payment date is being renegotiated with the licensee. This contract to retain exclusivity includes a clause allowing termination of the contract by Basic Research, L.L.C. for cause including their decision to discontinue selling the licensed product.

Based on the information embodied in the patent, the product Endothil - CR was developed and launched at the Arnold Classic Convention in March of 2005 and is now being sold at GNC stores nationwide.

Distribution Methods

NDC intends to seek additional applications of its technology and to conceptualize products for related indications. Basic Research, L.L.C will receive first right of refusal for the development of other products.

Endovasc-TissueGen Research Sponsors, L.L.C.

We have a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent (DES) for the advanced treatment of coronary artery disease.

Competition

There is considerable competition from medical device manufacturers with respect to the development of stent-coating technologies for metal stents. These competitors include Guidant, Inc., Cook, Inc., Cordis, Medtronics, Inc and Boston Scientific, Inc. To our knowledge, current competition in this technology is limited to the use of drugs, such as paclitaxol and other taxol derivatives and sirrolimus (Cordis).

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C.

We have a 39.9% investment in a joint venture named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

Competition

Boston Scientific, Inc., developed a biodegradable urinary stent but has chosen not to commercialize this product.

Angiogenix Ltd., Inc

We have an investment in the wholly-owned, unconsolidated subsidiary, Angiogenix Limited, Inc. (“Angiogenix”). Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University relating to US Patent Application 60/146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels angiogenesis. During the year ended June 30, 2005, we elected to cancel our license agreement with Leland J. Stanford University.

Patents and Proprietary Rights

We believe that adequate protection of the proprietary technology of our portfolio companies is a vital aspect of business operations. Our portfolio companies actively protect their patents and proprietary technology in the United States and in foreign countries, as deemed necessary to protect development of their operations.

Our portfolio companies have patent protection for several products and are pursuing patent and trademark applications for additional products.  United States Patent No. 4,820,732 was granted on April 11, 1989 and Canadian Patent No. was granted on August 6, 1991, for a "Method and Composition for Reducing Dysfunction in Angioplasty Procedures”.  United States Patent No. 4,955,878 was granted on September 11, 1990, for a "Kit for Treating Arterial Dysfunction Resulting from Angioplasty Procedures”.  United States Patent No. 5,980,551, was granted on November 9, 1999, for a “Composition and Method for Making a Biodegradable Drug Delivery Stent,” United States Patent No. 6,395,023B1, was granted on May 28, 2002 for a “Prosthesis with Biodegradable Surface Coating and Method for Making Same,” and United States Patent No. 7,074,812B2 was granted on July 11, 2006 for “Development of Muscle Mass in a Mammal.”

Liprostin, Inc. filed a U.S. Trademark Application Serial No. 78/629,456 for Liprostin™ with the U.S. Patent and Trademark Office.  We also own rights to several trademarks and service marks employed in our business, including our logo, the registered domain name of www.endovasc.com, and other trademarks and service marks identifying our products and services.

Liprostin, Inc. has filed U.S. Patent Application Serial No.11/359,784 with the U.S. Patent & Trademark Office to further protect its technology.

It is important to note that other public and private institutions may have obtained or filed, applications for patents that we may need for development of our products. We cannot know the scope or validity of such patents, the extent that we may desire to acquire licenses for such patents, or the availability of such licenses upon terms that are acceptable to us.

Research and Development

Since our election to become a BDC, research and development is performed by our portfolio companies and the details about such are described in this document under “Portfolio Companies”. Research and development costs prior to our conversion to a BDC, was $86,000 and $1,647,000 for the three months ended September 30, 2004 and year ended June 30, 2004, respectively.

Employees

As of June 30, 2006, we employ 4 full time employees and one contract consultant. None of our employees are subject to a collective bargaining agreement and we believe that our relations with our employees are good. Most of our developmental activities are outsourced in order to reduce overhead.

Item 1A	RISK FACTORS

An investment in our securities involves a number of significant risks and other factors relating to our structure and investment objectives. As a result, we cannot assure you that we will achieve our investment objectives. You should consider carefully the following information before making an investment in our securities.

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced a net loss of $225,000 for the year ending June 30, 2006. We expect these losses to continue and it is uncertain when, if ever, we will become profitable.

Our competitive position depends on protection of our intellectual property.

Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. The patents we currently license, and any future patents we may obtain or license, may not afford meaningful protection for our technology and products. In addition, our current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that conflict with our patent applications and any patents we ultimately receive. In order to protect or enforce our patent rights, we may initiate legal proceedings against third parties. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. Biotechnology patent positions are highly uncertain and involve complex legal and factual issues.

Our products could infringe on the intellectual property rights of others.

Third parties may challenge the patents that have been issued or licensed to us. We may have to pay substantial damages for past infringement if it is ultimately determined that our products infringed upon a third party’s patents. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, is expensive and may divert management attention from other business concerns.

Our lack of operating experience may cause us difficulty in managing our growth.

We have no experience in manufacturing or procuring products in commercial quantities, conducting other later-stage phases of the regulatory approval process or selling our products. We have very little experience with respect to the launch of a commercial product. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

Our business is subject to technological obsolescence.

Biotechnology and related pharmaceutical technology have undergone and are subject to rapid and significant change. We expect that the technologies associated with biotechnology research and development will continue to develop rapidly. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any processes, discovery platforms or products that we develop may become obsolete before we recover any expenses incurred in connection with developing these products.

We face intense competition in the biotechnology, pharmaceutical and nutraceutical industries.

Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates before we do.  Products resulting from our research and development efforts, if approved for sale, may not compete successfully with our competitors’ existing products or products under development.

We will need significant additional capital in the future and, if additional capital is not available, we may have to curtail or cease operations.

We have an immediate need for capital to continue our operations, and we will need to raise significant additional funds to implement our business plan.  The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the extent to which we enter into licensing arrangements, collaborations or joint ventures;
•	our progress with research and product development;
•	the costs and timing of obtaining new patent rights;
•	the extent to which we acquire or license other technologies; and
•	regulatory changes and competition and technological developments in the market.

Our continued operations will therefore depend upon our ability to raise additional funds through additional equity or debt financing.  We may seek additional funding through private sales of our securities, public sales of our securities, strategic alliances or by licensing all or a portion of our technology.  Any such funding may significantly dilute existing shareholders or may limit our rights to our technology.  Moreover, the increase in the number of shares available in the public marketplace may reduce the market price for our common stock and, consequently, the price investors may receive at the time of sale.  When we require additional funds, general market conditions or the then-current market price of our common stock may not support capital raising transactions such as additional public or private offerings of our common stock.  If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to scale back our development of new products, sell, or license some or all of our technology or assets, or curtail or cease operations.

Stock prices for biomedical and biotechnology companies are volatile.

The market price for securities of biomedical and biotechnology companies historically have been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Fluctuations in the trading price or liquidity of our common stock may adversely affect our ability to raise capital through future equity financings.

Because our stock currently trades below $5.00 per share, our stock is considered by the SEC a “penny stock,” which can adversely affect its liquidity.

If the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, brokers or dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker or dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements could severely limit the liquidity of such securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, another risk associated with trading in penny stocks may be high price fluctuations. Purchasers of stock may be subject to substantial dilution.

We do not anticipate paying dividends on our common stock.

We do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business.

Item 1B	UNRESOLVED STAFF COMMENTS

None

Item 2	PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 550 Club Dr., Suite 345, Montgomery, Texas 77316. We believe that our office facilities are suitable for our current levels of operations.

Item 3	LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against us for breach of contract and damages. The amount of damages sought is approximately $230,000. This case is being vigorously defended against the allegations made by Dow. We have filed a counter-claim against Dow for breach of contract and damages. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or to us. This case has been tried and a judgment entered by the District Court against us. This case is on appeal and is being vigorously defended against the allegations made by Dow and the counter-claim is being vigorously pursued as well. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow. No amounts have been accrued for this contingency.

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

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against us in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against us for breach of contract and damages. LMH seeks payment of $96,000. We filed a counter-claim against LMH for breach of contract and damages. This case has been tried and a judgment was rendered in favor of the plaintiff. The plaintiff's award, including attorney’ fees, total $128,000, an increase of $32,000 previously reported, and are reflected as a payable in the accompanying financial statements.

In November 2004, we filed a lawsuit against our former President and CEO in the 284th District Court of Montgomery County, Texas. The suit filed on our behalf alleges a civil conspiracy, breach of fiduciary duty and breach of contract and rescission by our former CEO and seeks restitution and damages in excess of $3.5 million.

We are subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol "EVSC." The following table reflects, by quarter, the high and low closing prices per share of our common stock.

Common Stock

Fiscal Quarter Ending	Common Stock Price (rounded to the nearest penny)
	High	Low
June 30, 2006	.05	.03
March 31, 2006	.08	.02
December 31, 2005	.03	.02
September 30, 2005	.06	.03
June 30, 2005	.10	.03
March 31, 2005	.10	.05
December 31, 2004	.10	.04
September 30, 2004	.17	.10

Our common stock NDC series trades on the NASDAQ Over the Counter Bulletin Board (OTCBB) under the symbol "EVSD." The following table reflects, by quarter, the high and low closing prices per share of our common stock NDC series.

Common Stock NDC Series

Fiscal Quarter Ending	Common Stock Price (rounded to the nearest penny)
	High	Low
June 30, 2006	.07	.03
March 31, 2006	.07	.03
December 31, 2005	.09	.03
September 30, 2005	.09	.06
June 30, 2005	.08	.02
March 31, 2005	.07	.02
December 31, 2004	.07	.01
September 30, 2004	.10	.00

As of June 30, 2006, we have 646 record stockholders of Endovasc common stock, and 652 shareholders of record of NDC common stock.

Our common stock, EVSC.OB is trading at $.034 on October 9, 2006.
Our serried NDC tracking stock is trading at $.045 on October 9, 2006.

Dividend Policy

We have never paid cash dividends on our common stock and intend to retain earnings, if any, for use in the operation and expansion of our business. The amount of future dividends, if any, will be determined by our Board of Directors based upon our earnings, financial condition, capital requirements and other conditions.

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

Item 6	SELECTED FINANCIAL DATA

(In thousand except share data)			Prior to becoming a Business Development Company
	Year Ended June 30, 2006	Nine Months Ended June 30, 2005	Three Months Ended September 30, 2004	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002

Income	$449	$90	$-	$72	$321	$671

Operating loss	$(225)	$(205)	$(594)	$(4,679)	$(9,644)	$(2,398)

Operating loss per common share	0.00	0.00	(0.01)	(0.06)	(0.26)	(0.34)

Total assets	$1,714	$772	$537	$729	$870	$579

Total liabilities	$470	$416	$854	$1,020	$1,212	$1,256

Stockholders' equity (deficit)	$1,244	$356	$(317)	$(291)	$(342)	$(677)

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in the Form 10-K.

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

Research and Development

Prior to our conversion to a BDC, research and development costs were expensed as incurred. These costs consisted of direct and indirect costs associated with specific projects. Since our election to become a BDC, research and development is performed by our portfolio companies and the details about such are described in this document under “Eligible Portfolio Investments” in Item 1.

Results of Operations

Until October of 2004, when we became a BDC, we were in the development stage and have had limited operating revenues since our inception on June 10, 1996. From June 10, 1996 through September 30, 2004, we had an accumulated deficit of $ 26,187,000. We continued to incur a net loss during the year ended June 30, 2006.

During the year ended June 30, 2006, our income was $449,000 were $197,000 with $90,000 in the nine months ended June 30, 2005, $-0- in the three months ended September, 30, 2004 and $72,000 for the fiscal year ended June 30, 2004. The increase in revenue is due to an increase in management fees from our portfolio companies.

During the year ended June 30, 2006, and the nine months ended June 30, 2005, operating expenses were $1,174,000, $741,000, respectively. This decrease in operating expenses is primarily due to a shorter reporting period of June 30, 2005 and due to our conversion to a BDC.

During the period ended September 30, 2004, and the year ended June 30, 2004, operating expenses were $594,000 and $4,779,000, respectively. This decrease is due in part to a shorter reporting period of three months ended September 30, 2004 and due to the fact that prior to our conversion to a BDC, we were involved in a trial of our Liprostin™ .

Interest expense for the periods ended June 30, 2006, June 30, 2005, September 30, 2004, and the year ended June 30, 2004, were $6,000, $4,000, $7,000 and $17,000, respectively. This decrease was primarily due to a decrease in the average balance outstanding of capital leases and notes payable to financial institutions.

There were no research and development expenses for the year ended June 30, 2006 and period ended June 30, 2005 as all research and development activities after the conversion is carried out by the portfolio companies. Research and development expenses were $86,000, and $1,647,000 during the three month ended September 30, 2004 and year ended June 30, 2004, respectively. The decrease is due in large part to the change in accounting procedures related to our conversion to a BDC.

Cash flows used in operating activities for the periods ended June 30, 2006, June 30, 2005, September 30, 2004, and the year ended June 30, 2004 were $618,000, $375,000, $133,000 and $1,987,000, respectively. The decrease is due in part to the change in accounting procedures related to our conversion to a BDC.

Liquidity and Capital Resources

On June 30, 2006, our cash and cash equivalents is $20,000.

We had a working capital deficit of $384,000 and $285,000 at June 30, 2006 and June 30, 2005, respectively.

In October 2004, we began operating as a BDC, and are no longer a development stage company. Nevertheless, we are subject to many of the risks associated with development and early stage companies that lack working capital, operating resources and contracts, cash and ready access to the credit and equity markets.  We hope to obtain additional debt and equity financing from various sources in order to finance our operations and to continue to grow through investment opportunities.   In the event we are unable to obtain additional debt or equity financing, we will not be able to continue our current level of operations.  If we are unable to continue our operations, our assets will experience a significant decline in value.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to comply with the terms of our financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain positive cash flows from operations and profits. We have increased our investment in several of our portfolio investment companies which are now reflected on the accompanying balance sheets at the board of directors’ best estimate of fair value through capital contributions in the form of transfers of net assets and cash contributions. Because the investments are illiquid, we are limited in our ability to sell the investments in our portfolio companies. The value of these investments may decline substantially, resulting in little or no cash value for our services and investments in these portfolio companies.

These events raise substantial doubt as to our ability to continue as a going concern. The report of our registered public accounting firm, which accompanied our financial statements for the year ended June 30, 2006, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above and ultimately achieve profit from our operations.

During the year ended June 30, 2006, our portfolio company, NDC, began receiving royalties for its licensed technology, and we began to receive management fees from our portfolio companies.

We continue to actively pursue additional financing, collaborations with firms, and other arrangements aimed at increasing our capital resources. Failure to acquire such funds may adversely impact our ability to perform our phase IIIa trial of Liprostin™ and possibly adversely affect our operations.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements or related party transactions. We are not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risks discussed in this filing and presented in other company filings. However, the following additional information is provided to assist financial statement users.

Operating Leases — These leases generally are entered into for office space and equipment.

Disclosure on Contractual Obligations

Our future commitments at June 30, 2006 for operating lease obligations are as follows:

Year ending June 30,	Operating Lease	Capital Lease

2007	$48,000	$10,000
2008	16,000	4,000
2009	-	2,000
	64,000	16,000

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our functional currency is the U.S. dollar.

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at “fair value” and determined in good faith under the direction of our Board of Directors on a quarterly basis in accordance with our investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of our portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in our Statement of Operations as “Net unrealized appreciation (depreciation) on investments”.

As of June 30, 2006, we have no off-balance sheet investments or hedging investments.

Impact of Inflation

We do not believe that our business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of our investments.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements begin on page 25
Reports of Independent Registered Public Accounting Firms
Statements of Net Assets
Statements of Operations
Statements of Changes in Net Assets
Statements of Cash Flows
Schedules of Investments
Notes to Financial Statements

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of our president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, processes, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to us required to be included in our periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

However, due to the limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. We periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to our operations.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B	OTHER INFORMATION

In August of 2006, the Company’s Chief Operations Officer and member of the board, M. Dwight Cantrell, passed away. In August of 2006 Barbara J. Richardson resigned her position on the Board of Directors, effective immediately. In October of 2006, Clarice Motter, Chief Financial Officer, resigned her position, effective October 9, 2006.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position	Period Officer/Director/Key Employee
Diane Dottavio, Ph.D.	59	President/Chief Executive Officer/ Chief Financial Officer/ Chairman of the Board	March 2000 - present

Robert Johnson	35	Vice President of Business Development	February 2003 - present

Donald Leonard	49	Director	September 2004-present

Set forth below is a brief background of the executive officers, directors and key employees of Endovasc, Inc. based on information supplied by them.

Diane Dottavio, Ph.D. serves as our President, Chief Executive Officer and Chairman of the Board of Directors. Dr. Dottavio served as our Vice President of Research and Development from March 2000 to December 2003. Prior to joining us in March of 2000, Dr. Dottavio served as Senior Scientist with Leukosyte, Inc., from 1994 to 1996, and as Director of Laboratory Instruction and Research at the University of Houston, from 1996 to 2001. Dr. Dottavio holds a B.S. in Biology and a M.S. in Organic Chemistry from the University of New Mexico, as well as a Ph.D. in Biochemistry from the University of Texas.

Robert Johnson has served as our Vice President of Business Development since February 2003. He has over 11 years of progressive experience in a corporate and franchise business environment. From 1992 to 2003, Mr. Johnson held several management positions with the Alderwoods Group, Inc.

Donald Leonard has over 27 years experience in the real estate industry and currently conducts classes for the Champions School of Real Estate. Mr. Leonard is a realtor and an investment broker who operates one of the largest individual real estate firms in the greater Houston area. He has been involved in all areas of the investment and management of commercial and residential properties. Since 1997, Mr. Leonard as been the owner of Re/Max N.W. Territories which currently hosts 40 agents and has been honored twice as the fastest growing privately owned residential real estate company in the eight-county Houston area.

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

Code of Ethics

During the year ended June 30, 2004, we adopted a Code of Ethics for our Principal Executive and Senior Financial Officers.

Item 11	EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the executive officers for services rendered to us, in all capacities, for the fiscal years ended June 30, 2006, 2005 and 2004. Other than as listed below, we had no executive officers whose total annual salary and bonus exceeded $100,000 for those fiscal years:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation (Restricted stock)	Long Term Compensation Awards Options/SAR(#of Shares)
Diane Dottavio, Chairman and CEO
	2006	$85,569	-	1,662,033
	2005	$82,400	$81,154	-
	2004	$72.399	-	-

Stock Option Plans

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

We are not presently able to compensate our officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which we can attract and retain officers and employees and give such officers and employees an interest in our success. Under the Plan, our Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares to officers and employees.

Directors are not eligible to receive options under the Plan.

During the fiscal year ended June 30, 2006, we recognized $93,000 in compensation expense for employee stock options grants. Restricted stock is expensed based on the fair market value on the grant date. There was no impact on cash flows from financing activities.

The fair value of each option grant was estimated on the grant date using the Black-Scholes Option-Pricing Model with the following assumptions:

(1) The option life was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" option.

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

Fiscal year ended
June 30, 2006
Expected option term (1)	10 years
Expected volatility factor (2)	100.0%
Risk-free interest rate (3)	5.0%
Expected annual dividend yield	0.0%

Option Grants in Fiscal 2006
Individual Grants
	Grant Date	# of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year 2006	Price Per Share	Expiration Date
Dottavio, D	10/21/2005	1,662,033	49.17	.03	10/21/2016
Cantrell, M	10/21/2005	1,010,000	29.28	.03	10/21/2016
Johnson, R	10/21/2005	583,333	17.26	.03	10/21/2016

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,380,366	$0.03	19,344,362
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,380,366	$0.03	19,344,362

As of the end of the period covered by this report, certain employees returned, and the company cancelled, 2,672,033 shares of stock issued in error during the quarter ended March, 31 2006, and reflected as outstanding as of the quarter ended March 31, 2006.  As a result of the return and cancellation, the company reversed the expense of $93,000 during the three months ended June 30, 2006 from the reversal of previously recognized compensation expenses and options to purchase 683,333 shares were reinstated as of October 9, 2006.

The following table sets forth certain information as of June 30, 2006 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by us to own beneficially 10% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 550 Club Drive, Suite 345, Montgomery, Texas 77316.

Name of Individual or Group (1)	Series Endovasc Common Stock	Percent of Class(2)	Series NDC Common Stock	Percent of Class(3)	Total Voting Interests	Percent of Class(4)

INDIVIDUAL DIRECTORS, OFFICERS AND NOMINEES

Diane Dottavio, Ph.D.	2,079,643	1.33%	234,786	1.66%	2,314,429	1.36%
Chief Executive Officer, Director

Robert G. Johnson	846,819	0.54%	18,458	0.13%	865,277	0.51%
Vice President, Business Development

Donald Leonard	10,000	0.01%	-	-	10,000	0.01%
Director
ALL OFFICERS AND DIRECTORS AS A GROUP	2,936,462	1.87%	253,244	1.79%	3,189,706	1.87%

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

2) Based upon 156, 151,519 shares of Common stock-Endovasc Series outstanding as of September 15, 2006, assuming no other changes in the beneficial ownership of our securities.

(3) Based upon 14,158,593 shares of Common stock-NDC Series outstanding as of September 15, 2006, assuming no other changes in the beneficial ownership of our securities.

(4) Based upon the total shares of common stock outstanding as of September 15, 2006 of 170,310,112 assuming no other changes in the beneficial ownership of our securities.

Based solely upon a review of Forms 3 and 4 submitted to us during the fiscal year ending June 30, 2005, we believe that all reporting persons have complied with the reporting requirements of Section 16(a) of the Exchange Act.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of June 30, 2006, we have not entered into a transaction during the past two years with a value in excess of $60,000 with a Director, officer, or beneficial owner of 5% or more of our capital stock, or members of their immediate families that had, or is to have, a direct or indirect material interest in us, except as follows:

During the year ended June 30, 2004, our former Chief Executive Officer advanced to us an additional $205,000 under the existing note payable which had a balance of $680,000 as of June 30, 2003. During the year ended June 30, 2004, we repaid $885,000 of the note through a $49,000 cash payment to the shareholder, payments totaling $149,000 on behalf of the shareholder to third parties, and through issuance of common stock with a value of $687,000. The balance due on this note is $-0- as of June 30, 2004.

During the year ended June 30, 2004, certain stockholders made a series of advances to us totaling $84,000. As of June 30, 2006, $29,000 has been paid. The balance of the note payable to stockholders is $105,000 as of June 30, 2006, is due on demand, non-interest bearing and is not collateralized.

Item 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our auditors, McConnell and Jones, L.L.P. and our prior auditors, Ham, Langston & Brezina billed us in the aggregate amount of $38,000 and $48,000 for professional services rendered for their audit of our annual financial statements and their reviews of the quarterly financial statements included in our annual and quarterly filings for the years ended June 30, 2006 and June 30, 2005, respectively.

Audit Related Fees

Our auditors, McConnell & Jones, LLP and our prior auditors, Ham, Langston & Brezina did not bill us, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of our financial statements for the years ended June 30, 2006, June 30, 2005 and June 30, 2004 but were not reportable as audit fees.

Financial Information Systems Design and Implementation Fees

For the fiscal years ended June 30, 2006 and June 30, 2005, our auditors, McConnell & Jones, LLP and our prior auditors, Ham, Langston & Brezina did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended June 30, 2006 and June 30, 2005, we were not billed for professional services from any other accounting firm for information systems design or implementation.

Tax Fees

Our auditors, McConnell & Jones, L.L.P., and our prior auditors, Ham, Langston & Brezina did not bill us for professional accounting services rendered for tax related services for the years ended June 30, 2006 and June 30, 2005.

All Other Fees

We were not billed for any other professional accounting services for the fiscal years ended June 30, 2006 and 2005.

Auditor Independence

Our Board of Directors considers that the work done for us in the year ended June 30, 2006 by McConnell & Jones, LLP is compatible with maintaining McConnell and Jones, LLPs independence.

PART IV

Item 15	Exhibits, Financial Statement Schedules

(a)	INDEX TO EXHIBITS
1)	Financial Statements

(b)	Exhibits
14.1	Code of Ethics Incorporated by reference to form 10QSB filed October 13, 2004
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDOVASC, INC.

Date: October 12, 2006	By:/s/ Diane Dottavio
Diane Dottavio, Ph.D.
Chief Executive Officer
Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2006	/s/ Diane Dottavio
Diane Dottavio, Ph.D.
Chief Executive Officer
Chairman of the Board

Date: October 12, 2006	/s/ Diane Dottavio
Diane Dottavio, Ph.D.
Chief Financial Officer
Chairman of the Board

Date: October 12, 2006	/s/ Donald Leonard
Donald Leonard
Director

ENDOVASC, INC.
__________

FINANCIAL STATEMENTS
WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
as of June 30, 2006 and June 30, 2005,
and for the Year ended June 30, 2006 and Periods ended June 30, 2005 and September 30, 2004, and for the Year ended June 30, 2004

ENDOVASC, INC.

__________

Page(s)

Reports of Independent Registered Public Accounting Firms	25

Financial Statements:
Statements of Net Assets as of June 30, 2006 and June 30, 2005	27

Statements of Operations for the year ended June 30, 2006, periods ended June 30, 2005 and September 30, 2004, and the year ended June 30, 2004	28

Statements of Cash Flows for the year ended June 30, 2006, periods ended June 30, 2005 and September 30, 2004, and the year ended June 30, 2004	29

Statements of Changes in Net Assets for the year ended June 30, 2006, periods ended June 30, 2005 and September 30, 2004, and the year ended June 30, 2004	30

Schedule of Investments as of June 30, 2006	31

Notes to Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Endovasc, Inc.

We have audited the accompanying statements of net assets of Endovasc, Inc. (the “Company”) as of June 30, 2006 and 2005 including schedule of investments as of June 30, 2006, and the related statements of operations, cash flows, and changes in net assets for the year ended June 30, 2006 and the periods of nine months ended June 30, 2005 and three months ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and 2005, and the results of its operations and its cash flows for the year ended June 30, 2006 and the periods of nine months ended June 30, 2005 and three months ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ McConnell & Jones, LLP
Houston, Texas
September 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Endovasc, Inc.

We have audited the accompanying statements of operations, cash flows, and changes in net assets of Endovasc, Inc. for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Endovasc, Inc. for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Endovasc, Inc. will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations, is in a negative working capital and net deficit position at June 30, 2004, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Ham, Langston & Brezina, L.L.P.
Houston, Texas
September 30, 2004

Endovasc, Inc.
Statements of Net Assets

(In thousands, except share data)

	June 30, 2006	June 30, 2005
Assets
Investments:
Investment in controlled companies, at fair value	$1,605	$605
(cost of $1,168 at June 30, 2006 and $668 at June 30, 2005)
Cash and cash equivalents	20	116
Subscriptions receivable	25	-
Prepaid expenses	35	14
Property and equipment, net	29	37

Total assets	$1,714	$772

Liabilities

Notes payable	$46	$42
Notes payable- stockholders	105	115
Capital leases	15	28
Accounts payable and accrued liabilities	303	230
Convertible debentures	1	1

Total liabilities	470	416

Net assets	$1,244	$356

Commitments and contingencies	-	-

Composition of net assets:
Common stock, $.001 par value, 500,000,000 shares authorized Common stock-Endovasc Series, 146,694,319 and 104,432,179 shares outstanding at June 30, 2006 and June 30, 2005 respectively	$147	$104
Common stock - NDC Series, 14,158,593 shares issued and outstanding	14	14
Preferred stock, $.001par value, 20,000,000 shares authorized 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding	-	-
Additional paid-in capital	27,700	26,630
Accumulated deficit:
Accumulated net opearting loss	(27,054)	(26,329)
Unrealized appreciation (depreciation) on investments	437	(63)

Net assets	$1,244	$356

Net assets value per share	$0.0085	$0.0034

The accompanying notes are an integral
part of these financial statements

Endovasc, Inc.
Statements of Operations

(In thousands, except share data)
			Prior to becoming a BDC

	Year Ended June 30, 2006	Nine Months Ended June 30, 2005	Three Months Ended September 30, 2004	Year Ended June 30, 2004

Income:
Management fee	$197	$81	$-	$71
Other Income	252	9	-	1

Total income	449	90	-	72

Operating expenses
General and administrative	1,168	737	501	3,115
Research and development	-	-	86	1,647
Interest expense	6	4	7	17

Total operating expenses	1,174	741	594	4,779

Operating loss before investment	(725)	(651)	(594)	(4,707)

Unrealized appreciation/(depreciation) of portfolio investments	500	(228)	-	-
	(225)	(879)	(594)	(4,707)

Loss attributed to minority interest	-	-	-	28

Loss before cumulative effect of accounting change	(225)	(879)	(594)	(4,679)

Cumulative effect of conversion to business development company, net of income tax effect	-	674	-	-

Net loss	$(225)	$(205)	$(594)	$(4,679)

Net loss available to common stockholders	$(225)	$(205)	$(594)	$(4,679)

Weighted average shares outstanding	120,767,861	99,893,211	71,697,112	76,721,885

Basic and diluted loss per common share before cumulative effect of accounting change	$0.00	$(0.01)	$(0.01)	$(0.06)

Cumulative effect of conversion to business development company	0.00	0.01	-	-

Basic and diluted net loss per common share	$0.00	$(0.00)	$(0.01)	$(0.06)

The accompanying notes are an integral
part of these financial statements

Endovasc, Inc.
Statement of Cash Flows

(In thousands)

			Prior to becoming a Business Development Company
Cash flows from operating activities:	Year ended June 30, 2006	Nine months ended June 30, 2005	Three months ended September 30, 2004	Year ended June 30, 2004
Net loss	$(225)	$(205)	$(594)	$(4,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock, preferred stock and warrants issued as compensation for services, financing and settlements	93	105	313	2,098
Depreciation and amortization	17	14	16	77
Other income	(30)	-	-	-
Unrealized appreciation/(depreciation) on investments	(500)	228	-	-
Cumulative effect of accounting change	-	(674)	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	-	76
Subscription receivable	(25)	-	-	-
Other assets/ prepaid expenses	(21)	-	62	15
Accounts payable and accrued liabilities	73	206	74	373
Deferred liabilities	-	(49)	(4)	53
Net cash used in operating activities	(618)	(375)	(133)	(1,987)

Cash flows from investing activities:
Capital expenditures	(9)	-	-	(1)
Investment in subsidiaries	(470)	(276)	-
Net cash used in investing activities	(479)	(276)	-	(1)

Cash flows from financing activities:
Proceeds from sale of common stock	1,020	999	-	1,223
Proceeds from sale of stock warrants	-	-	-	529
Issuance of long-term debt and notes payable	39	7	5	398
Repayment of long-term debt and notes payable	(35)	(17)	(5)	(416)
Payments of obligations under capital leases	(13)	(25)	(5)	(47)
Proceeds from advances from stockholders	-	20	77	495
Repayments of notes to stockholders	(10)	(217)	(55)	(198)
Net cash provided by financing activities	1,001	767	17	1,984

Net (decrease)/increase in cash and cash equivalents	(96)	116	(116)	(4)

Cash and cash equivalents, beginning of year	116	-	116	120

Cash and cash equivalents, end of year	$20	$116	$-	$116

The accompanying notes are an integral
part of these financial statements

Endovasc, Inc.
Statements of Changes in Net Assets
(in thousands)

			Prior to becoming a BDC
	Year Ended June 30, 2006	Nine months ended June 30, 2005	Three months ended September 30, 2004	Year Ended June 30, 2004

Changes in net assets from operations:
Net (loss)/earning from operations	$(725)	$23	$(594)	$(4,679)
Changes in unrealized appreciation/(depreciation) on investment	500	(228)	-
Net increase/(decrease) in net assets from operations	(225)	(205)	(594)	(4,679)

Capital stock transaction:
Issuance of common stock for cash	1,020	999	-	1,223
Issuance of common stock for services	-	137	234	1,620
Issuance of common stock for lawsuit settlement	-	-	33	125
Conversion of liabilities to common stock	-	-	43	163
Conversion of note payable to common stock	-	-	-	687
Issuance of common stock for exercise of warrants and options	-	-	-	559
Grant of stock option	93	-		353
Net increase/in net assets from common stock transactions	1,113	1,136	310	4,730
Net increase/(decrease) in net assets	888	931	(284)	51
Net assets, beginning of period	356	(575)	(291)	(342)
Net assets, end of period	$1,244	$356	$(575)	$(291)

The accompanying notes are an integral
part of these financial statements

Endovasc, Inc.
Schedule of Investments
(In thousands)

Portfolio Companies	Industry	Title of Security Held by Company	Percentage of Class Held	Cost	June 30, 2006 Fair Value

Investments in equity securities:

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$773	$600

Angiogenix, Ltd Inc	Biopharmaceutical	Common Stock	100%	34	-

Nutraceutical Development Corp	Biopharmaceutical	Common Stock	100%	89	1,000

Investments in joint ventures:

Endovasc-TissueGen Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	49.90%	55	3

Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C	Biopharmaceutical	Equity/Debt	39.90%	217	2

				$1,168	$1,605

The accompanying notes are an integral
part of these financial statements

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

1.	Organization and Summary of Significant Accounting Policies

Endovasc, Inc. (the “Company”) is incorporated under the laws of the State of Nevada. In October 2004 the Company filed its election with the Securities and Exchange Commission (SEC) (Form N-54A) to adopt Business Development Company (“BDC”) status under the Investment Company Act of 1940 (“1940 Act”). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed “eligible portfolio companies”. The Company, as a BDC, may invest in other securities; however, such investments may not exceed 30% of the Company’s total asset value at the time of such investment. The accompanying financial statements reflect the accounts of Endovasc, Inc., and the related results of its operations. In accordance with Article 6 of the Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

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

The cumulative effect adjustment for the period ended June 30, 2005 reflects the effects of conversion to a BDC as follows:

Cumulative Effect of (BDC) Conversion

Effect of recording investments at fair value	$426
Adjustment for previously consolidated net liabilities	248
$674

Portfolio Investments

The Company currently has investments in five portfolio companies as follows:

Liprostin, Inc.

The Company has invested in the wholly-owned portfolio company Liprostin, Inc. which is engaged in the FDA process of obtaining FDA approval of Liprostin™ for the treatment of intermittent claudication. The active component Prostaglandin E-1(PGE-1) is encapsulated in a unique lipid membrane to protect PGE-1 from degradation in the blood stream.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Angiogenix Limited, Inc.

The Company has invested in the wholly-owned unconsolidated subsidiary Angiogenix Limited, Inc (“Angiogenix”). Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University (the “University”) relating to US Patent Application 60,146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the year ended June 30, 2005, the Company cancelled the Stanford License Agreement with the University.

Nutraceutical Development Corporation.

The Company has invested in the wholly-owned portfolio company Nutraceutical Development Corporation (NDC). NDC was formed to develop certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects (“nutraceuticals”). NDC is currently receiving royalties for the license of its proprietary muscle mass technology.

Endovasc-TissueGen Research Sponsors, L.C.C.

The Company has a 49.9% investment in a joint venture named Endovasc-TissueGen Research Sponsors, L.L.C. (the “Partnership”). The purpose of the Partnership is to develop a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C

The Company has a 39.9% investment in a joint venture named Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C. (the “Joint Venture”). The purpose of the Joint Venture is to develop biodegradable stents for ureteral and prostate applications.

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

As a BDC, the Company’s investments are in private companies with no publicly available market price. BDCs are required to carry investments at fair value. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Management and the Company’s board of directors must evaluate the actual and expected future operations of the portfolio companies, monitor market conditions and evaluate any new financings or other significant events that the portfolio companies may sustain in order to estimate a fair value for the investments in these companies at least quarterly. If the Company’s estimates of the future differ from actual events in the future, for any reason, the Company may fail to record an unrecognized gain or loss or may record it later or earlier than it would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without the Company realizing any benefit from its investments or recognizing any cash proceeds from the sale of these investments.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

If, in the future, the Company determines that a loss has occurred in any of its investments, that loss will be reflected as a reduction in the value of its investments on the Company’s balance sheet and the reduced values will negatively impact earnings and be reflected as a loss on the statements of operations.

Investments

The Company’s investments potentially subject the Company to various levels of risk associated with economic changes, interest rate fluctuations, political events, war and terrorism, and operating conditions beyond the control of the Company. Consequently, management’s judgment as to the level of losses that currently exist or may develop in the future, if any, involves the consideration of current and anticipated conditions and their potential effects on the Company’s investments. Due to the level of risk associated with investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially impact the value of the amounts reflected in the accompanying financial statements. Investments are carried at fair value as determined in good faith by or under the direction of the board of directors (the “Board”) of the Company based on information, including an independent valuation, and using valuation methodologies considered appropriate and reliable by the Board. Generally, the fair value of a private security will initially be based primarily on its original cost to the Company. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company’s operations, changes in general market conditions, subsequent financings, independent valuations or the availability of market quotations) provide a basis for value other than cost. For investments in which the Company earns an interest for services rendered, the Board estimates the fair value of the services as the initial basis for estimating fair value of the securities received. The Board believes that the methods used to value the investments reflected in the accompanying financial statements have been valued appropriately and that the values reflected herein have been calculated in accordance with generally accepted valuation methods which result in valuations in the Company’s financial statements being recorded in accordance with generally accepted accounting principles in the United States. However, losses may occur, which may be material to the financial condition of the Company and proceeds, if any, from the disposition of securities could differ significantly from the values reflected herein. In particular, early stage and seed round investments in private companies, which is the focus of the Company, are typically in illiquid restricted securities with no current market and therefore no market prices or comparables are available upon which to base estimates. These factors, among others, make determination of fair value more difficult and subject to significant errors in judgment by the Company’s Board.

Stock-Based Compensation

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

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Loss per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants and Series A preferred stock are excluded from the computation (See Note 9) as their effect would dilute the loss per share for all periods presented.

Concentrations Of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and cash. The Company places its cash with high credit quality financial institutions. At times in the future, such amounts may exceed FDIC limits.

Revenue Recognition

As a BDC, the Company’s revenue will be recognized primarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on an accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and, on common equity securities, on the record date for private companies or on the ex-dividend date for publicly traded companies. The Company assesses the collectibility of dividends and interest income receivables in connection with its determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles in United States of America, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company’s board of directors. Management fees paid to the Company by its portfolio companies are recognized as income when received. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

Other income in 2006 includes $225 of reimbursement of certain research and development costs incurred by the Company on behalf of NDC prior to conversion to BDC.

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

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. The Company files consolidated income tax returns with its subsidiaries.

Research and Development

Since the Company’s election to become a BDC, research and development is performed by its portfolio companies.

New Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107 "Share-Based Payment." SAB 107 expressing views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 1, 2005. See Note 10 for further information.

Through June 2006, the FASB has issued several new pronouncements including FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." Adoption of these pronouncements is not expected to have any significant impact on the financial condition or results of operations.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

2.	Going Concern Considerations

Since its inception as a development stage enterprise, and subsequent to its conversion to a BDC, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the periods ended June 30, 2006, June 30, 2005 and September 30, 2004 and for the year ended June 30, 2004, the Company incurred net losses (in thousands) of $(225), $(205), $(594) and $(4,679), respectively, and negative cash flows from operations of $(618), $(374), $(133) and $(1,987), respectively. These factors, along with a $(384) negative working capital position at June 30, 2006, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to take specific steps to address its difficult financial situation as follows:

•	In the near term the Company plans additional private sales of debt and common stock to sophisticated investors to fund its current operations.

•	In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

There can be no assurance that the Company’s planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon four key factors, as follows:

•	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

•	The ability of the Company to obtain positive test results of its products in clinical trials.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

•
The Company’s cash requirement for 2007 is expected to be approximately $1,500,000, or $375,000 per quarter. The Company does not presently believe that the Company will have positive cash flow from operations in 2007.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

3.	Property and Equipment

Property and equipment at June 30, 2006 and 2006 consists of the following:

	2006	2005

Office furniture, fixtures and equipment	$138	129

Less: accumulated depreciation	(109)	(92)

	$29	$37

Included in property and equipment at June 30, 2006 and 2005 is equipment under capital leases at gross amount of $9 and $59, and accumulated depreciation of $1 and $26, respectively.

4.	Notes Payable

Notes payable at June 30, 2006 and 2005 consist of the following (in thousands):

	2006	2005

Note payable to a financial institution, bearing interest at prime (8% and 6% at June 30, 2006 and 2005, repectively) with interest due monthly and principal due on demand. Note is uncollateralized but is guaranteed by a stockholder of the Company.	$18	$35

Note payable to a financial institution, bearing interest at rates ranging from 16% to 18%, due in 9 monthly installments of $4 and uncollateralized.	28	7

	46	42

Notes payable to a stockholder, non-interest bearing, due on demand and uncollateralized.	105	115

Total notes payable	151	157

Less current maturities	(151)	(157)

	$-	$-

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

5.	Accrued Liabilities

Accrued liabilities at June 30, 2006 and 2005 consist of the following:

	2006	2005

Accrued payroll and related taxes	$4	$16
Interest payable	-	9
	$4	$25

6.	Convertible Debentures

During the year ended June 30, 2002, the Company issued $400 in convertible debentures. The debentures bear interest at 8% per year payable quarterly in arrears. The debentures mature in September 2004 and are convertible, at the option of the holder, to shares of the Company’s common stock at a conversion price per share equal to the lower of (i) 85% of the average of the three lowest closing prices for the common stock for the thirty days prior to the closing date of the debentures; or (ii) 70% of the average of the three lowest closing prices for the common stock for the thirty days prior to the conversion date. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature is approximately 23%. $1 of the convertible debenture is outstanding as of June 30, 2006 and 2005.

7.	Income Taxes

The provision for income taxes includes these components:

	2006	2005
Taxes currently payable	$-	$-
Deferred income taxes	-	-
Income tax expense (benefit)	$-	$-

A reconciliation of income tax expense (benefit) at the statutory rate to the Company's actual income tax expense is shown below:

	2006	2005	2004
Computed at the statutory rate (34%)	$(77)	$(70)	$(1,591)
Increase (decrease) resulting from
Nondeductible expenses	32	152
Changes in the deferred tax asset valuation allowance	312	143	713
Adjustment due to conversion to business development company	(267)	(225)	878
Actual tax expense (benefit)	$-	$-	$-

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005
Deferred tax assets
Net operating loss carryforwards	$5,407	$5,013

Deferred tax liabilities
Unrealized gains on portfolio company investments	(149)	(67)

Net deferred tax asset before valuation allowance	5,258	4,946

Valuation allowance
Beginning balance	(4,946)	(4,803)
Increase during the period	(312)	(143)

Ending balance	(5,258)	(4,946)
Net deferred tax asset (liability)	$-	$-

The non-deductible expenses relate primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes. The Company also has unused operating loss carryforwards of approximately $16,500 expiring in various years through 2025. The Company files a consolidated income tax return with its controlled companies.

8.	Capital Structure Disclosure

Common Stock

During the year ended June 30, 2005, the board of directors approved the purchase by the Company of up to 50% of the outstanding shares of its common stock. No purchase of common stock of the Company was made by the Company during the year ended June 30, 2006. Endovasc Series NDC common stocks’ rights and distributions would be based on the performance of Nutraceutical Development Corporation.

Preferred Stock

The Company’s articles of incorporation authorize the issuance of up to 20,000,000 shares of preferred stock with characteristics determined by the Company’s board of directors. The Series A convertible preferred stock can be converted to common stock at any time at the option of the holder. The conversion rate is the stated value per share plus any accrued and unpaid dividends divided by 85% of the average of the three lowest closing bid prices of the Company’s common stock for the thirty trading days immediately preceding May 9, 2000, or 70% of the average of the three lowest closing bid prices for the thirty days immediately preceding the conversion date of the respective preferred stock. During the years ended June 30, 2006 and 2005, no preferred shares of preferred stock were converted to common stock. During the year ended June 30, 2004, 1,227,594 of preferred stock were converted to 55,518 shares of common stock.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

9.	Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

			Prior to becoming a BDC
	June 30 2006	June 30 2005	Sep 30 2004	June 30 2004
Basic and diluted loss per common share:
Net loss before extraordinary iten	$(225)	$(205)	$(594)	$(4,679)
Preferred stock dividends	-	-	-	-

Net loss available for common stockholders	$(225)	$(205)	$(594)	$(4,679)

If the Company had reported net income for the periods ended June 30, 2006 or June 30, 2005, or for the period ended September 30, 2004 or for year ended June 30, 2004, diluted net income per share would not have included any additional common equivalent shares.

10.	Stock Options and Warrants

The Company periodically issues incentive stock options and warrants to key employees, officers, directors and outside consultants to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons.

In May 2002, the Company adopted the 2002 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “2002 Plan”). The purpose of the Plan was to maintain the ability of the Company to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. This Plan was terminated on October 5, 2006.

In May 2003, the Company adopted the 2003 Stock Compensation Plan (the “2003 Plan”) in order to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. Under the Plan, the Company may award up to 10,000,000 shares of its common stock or options to purchase its common stock to the directors, employees and consultants of the Company. All terms of the common stock, stock options or warrants granted under the Plan were at the discretion of the board of directors but will expire not more than ten years from the date of grant. This Plan was terminated on October 5, 2006.

On October 21, 2005, the Company's board of directors adopted the 2005 Executive Compensation Plan (the "2005 Plan"). Amendment No. 1 to the Plan was adopted by the board of directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time. The Company is not presently able to compensate its officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which the Company can attract and retain officers and employees and give such officers and employees an interest in the success of the Company. Under the Plan, the board of directors (or a committee designated by the board of directors) may grant options to purchase shares of the Company’s common stock to officers and employees. Directors are not eligible to receive options under the 2005 Plan.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Total stock compensation expense recognized by the Company during the year ended June 30, 2006 was $93. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-Pricing Model with the following assumptions:

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

Fiscal year ended
June 30, 2006

Expected option term (1)	10 years
Expected volatility factor (2)	100.0%
Risk-free interest rate (3)	5.0%
Expected annual dividend yield	0.0%

The Company has issued stock options to employees and non-employee consultants as follows:

	Number of Shares
	Employee		Non-Employee		Total		Exerciseable		Exercise Price	Weighted Average Exercise Price

Options outstanding at June 30, 2003	10,516		29,250		39,766		39,766		$13.33-$33.33	$14.00

Options expired	(10,516)		(29,250)		(39,766)		(39,766)		$13.33-$33.00	$14.00

Options issued	-		1,850,758		1,850,758		1,850,758		$0.17-$0.29	$0.22

Options exercised at	-		(1,850,758)		(1,850,758)		(1,850,758)		$0.17-$0.29	$0.22
June 30, 2004	-		-		-		-

Options expired	(	)	(	)	(	)	(	)

Options issued	-		-		-		-

Options exercised	-		(	)	(	)	(	)

Options outstanding at June 30, 2005	-		-		-		-

Options expired	(	)	(	)	(	)	(	)

Options issued	3,380,366		-		3,380,366		3,380,366		$0.03	$0.03

Options exercised	-		(	)	(	)	(	)

Options outstanding at June 30, 2006	3,380,366		-		3,380,366		3,380,366		$0.03	$0.03

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Prior to fiscal 2006, no compensation expense was recognized for stock options. Had compensation cost for stock option plans been determined consistent with SFAS No. 123(R), net income and earnings per share for the fiscal 2005 and 2004 would have been reduced to the following pro forma amounts:

	2005	2004

Net loss available to common stockholders as reported	$(799)	$(4,679)
Proforma net loss available to common stockholders	$(799)	$(4,679)
Proforma basic and dilutive loss per share	$(0.00)	$(0.06)

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

Company issued stock warrants to certain companies in payment of stock offering costs and for consulting services, some of which were subsequently exercised, as follows:

				Weighted
				Average
	Number of		Exercise	Exercise
	Shares	Exercisable	Price	Price
Warrants outstanding at
June 30, 2003	390,288	390,288	$1.25-$3.33	$1.30

Warrants issued	1,000,000	1,000,000	$0.15-$0.20	$0.17

Warrants exercised	(1,000,000)	(1,000,000)	$0.15-$0.20	$0.17

Warrants expired	(51,036)	(51,036)	$1.25	$1.25

June 30, 2004	339,252	339,252	$1.25-$3.33	$1.30

Warrants issued	-	-

Warrants exercised	-	-

Warrants expired	(7,500)	(7,500)	$1.25	$1.25

Warrants outstanding at
June 30, 2005	331,752	331,752	$1.25-$3.33	$1.30

Warrants issued	-	-

Warrants exercised	-	-

Warrants expired	(328,752)	(328,752)	$1.25	$1.25

Warrants outstanding at
June 30, 2006	3,000	3,000	$1.25-$3.33	$2.00

All warrants outstanding at June 30, 2006 expire in August 2006.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

11.	Commitments and Contingencies

Legal Proceedings

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230. This case is being vigorously defended against the allegations made by Dow. The Company has filed a counter-claim against Dow for breach of contract and damages. This case has been tried and a judgment entered by the district court against the Company. This case in appeal and a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or the company. This case is being adjudicated and the verdict is pending. No amounts have been accrued for this contingency.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of a consulting contract between the parties. Creekmore seeks payment of $114,000 plus interest, one million shares of the Company common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. The Company filed a counter-claim against LMH for breach of contract and damages. During the year ended June 30. 2006, The Company was rendered an adverse decision in the case. The plaintiff's award, including attorney’ fees, total $128, an increase of $32 previously reported, and are reflected as a payable in the accompanying financial statements.

In November 2004, the Company filed a lawsuit against the former President and CEO, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on Company’s behalf alleges a civil conspiracy, breach of fiduciary duty and breach of contract and rescission by David P. Summers and seeks restitution and damages in excess of $3,500.

The Company is subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Leases

The Company has entered into a five year lease agreement for office space which is accounted for as an operating lease. Lease payments of $4 are due monthly until May 2008. Rent expense for the periods ended June 30, 2006, June 30, 2005, September 30, 2004 and the year ended June 30, 2004 were approximately $48, $36, $12 and $144, respectively. In addition, the Company leases equipment under capital leases which expire at various dates through 2008. Future minimum lease payments having initial or noncancellable lease terms in excess of one year are as follows:

	Operating Lease	Capital Leases

2007	$48	$10
2008	16	4
2009		2

Total payments	$64	$16

Less amount representing interest		(1)

Present value of minimum lease payments		$15

12.	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The following methods were used to estimate the fair value of financial instruments.

Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values represent values at which the respective financial instruments could be sold individually or in the aggregate.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

Investment in Portfolio Companies

No quoted market prices are available for these investments. The fair value is estimated by the management based on alternative valuation methods including discounting future cash flows.

Notes Payables

It was not practical to estimate the fair value of long-term notes payables to related parties. The terms of the amounts reflected in the balance sheets at June 30, 2006 and 2005 are more fully discussed in Note 4.

Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. Estimated fair values of notes payable at June 30, 2006and 2005 are not materially different from cost or book-value.

13.	Non-Cash Investing and Financing Activities

During the years ended June 30, 2006, 2005, and 2004 the Company engaged in certain non-cash investing and financing activities as follows (in thousands):

	2006	2005	2004

Common stock issued in settlement of lawsuit and related liabilities ($33 for the period ended September 30, 2004)	$-	$33	$-

Common stock issued for payment of accounts payable and accrued liabilities ($277 for the period ended September 30, 2004 and $137 for the period ended June 30, 2005)	$-	$414	$163

Conversion of note payable to shareholder to common stock	$-	$-	$687

Issuance of common stock for receivable	$-	$-	$30

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

14.	Related Party Transactions

During the year ended June 30, 2004, the current Chief Executive Officer and the Chief Operations Officer of the Company advanced the Company $55 and $50, respectively. During the year ended June 30, 2005, the $55 advance from the current Chief Executive Officer was repaid. During the year ended June 30, 2005, the Chief Operations Officer of the Company advanced the Company and additional $84, and was repaid $19. During the year ended June 30, 2006, the Company repaid $10. The remaining balance of the note of $105 as of June 30, 2006 is due on demand, non-interest bearing and are not collateralized.

15.	Subsequent Events

In August of 2006, the Company’s Chief Operations Officer and member of the board, M. Dwight Cantrell, passed away. In August of 2006 Barbara J. Richardson resigned her position on the Board of Directors, effective immediately. In October of 2006, Clarice Motter, Chief Financial Officer, resigned her position, effective October 9, 2006.

Endovasc, Inc.
Notes the Financial Statements
(Amounts are in thousands, except per share data)

16.	Unaudited Quarterly Financial Information

	Quarters
	First	Second		Third	Fourth
2006
Income	$38	$127		$250	$34
Operating loss	(191)	(199)	*	(234)	(101)
Unrealized appreciation (depreciation) of portfolio investments	31	(39)		559	(51)
Net income (loss)	(160)	(238)	*	325	(152)
Net loss per common share:
Basic	0.00	0.00		0.00	0.00
Diluted	0.00	0.00		0.00	0.00

2005
Income	$-	$39		$21	$30
Operating income (loss)	(594)	(457)		(276)	82
Unrealized appreciation (depreciation) of portfolio investments	-	-		100	(328)
Loss before cumulative effect of accounting change	(594)	(457)		(276)	(246)
Cumulative effect of conversion to business development company	-	674		-	-
Net Income	(594)	217		(176)	(246)
Net loss per common share:
Basic	0.01	0.00		0.00	0.00
Diluted	0.00	0.00		0.00	0.00

_______________

* In third quarter Form 10-Q, the operating loss and net income previously reported as $(133) and 426, respectively. The difference of $101 is due to certain investor relations expenses were reported as deduction in additional paid in capital and now reported as operating expenses. The effect on basic and diluted earnings per share is negligible.