Form 10-Q
period 2006-09-30
ENDOVASC INC
filed 2006-11-15
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Transition Period from __________ to _________.

000-28371
(Commission File Numbers)

ENDOVASC, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0512500
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

550 Club Drive, Suite 345
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

There were 159,981,519 and 14,158,593 shares of Common Stock-Endovasc Series and Common Stock-NDC Series, respectively, par value $.001 per share, of Endovasc, Inc. outstanding as of October 27, 2006.

PART I
FINANCIAL INFORMATION

Endovasc, Inc.
Statements of Net Assets

(In thousands, except share data)

(In thousands, except share data)
	September 30, 2006	June 30, 2006
Assets		audited
Investments:
Investment in controlled companies, at fair value	$2,005	$1,605
(cost of $1,218 at September 30, 2006 and $1,168 at June 30, 2006)

Cash and cash equivalents	63	20
Subscriptions receivable	25	25
Prepaid expenses	25	35
Property and equipment, net	26	29

Total assets	2,144	1,714

Liabilities

Notes payable	34	46
Notes payable- stockholders	99	105
Capital leases	8	15
Accounts payable and accrued liabilities	256	303
Convertible debentures	1	1

Total liabilities	398	470

Net assets	1,746	1,244

Commitments and contingencies	-	-

Composition of net assets:
Common stock, $.001 par value, 500,000,000 shares authorized 157,981,519 and 146,694,319 shares outstanding at September 30, 2006
and June 30, 2006 respectively	157	147
Series NDC common stock, 14,158,593 shares issued
and outstanding	14	14
Preferred stock, $.001par value, 20,000,000 shares authorized,
208 shares of Series A 8% cumulative convertible
preferred stock issued and outstanding	-	-
Additional paid-in capital	27,945	27,700
Accumulated deficit:
Accumulated net operating loss	(27,157)	(27,054)
Unrealized appreciation on investments	787	437

Net assets	$1,746	$1,244

Net assets value per share

Common stock	$0.0035	$0.0017

Series NDC common Stock	$0.0848	$0.0706

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Operations
(In thousands, except share data)

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005

Operating Income
Management fees	$54	$35
Other Income	25	3

Total income	79	38

Operating expenses
General and administrative	158	218
Professional fees	23	11
Interest expense	1	-

Total operating expenses	182	229

Operating loss	(103)	(191)

Net realized and unrealized gains
Unrealized appreciation of portfolio investments	350	31

Net increase (decrease) in net assets from operations	247	(160)

Net increase (decrease) in net assets from operations per share:
Basic and dulited, Common stock	$0.0003	$0.0042

Baise and diluted, Series NDC	$0.0141	$0.0194

Weighted average common shares outstanding:
Basic and diluted, common stock	150,660,786	103,127,329

Basic and diluted, Series NDC common stock	14,158,593	14,158,593

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Cash Flows
(In thousands)

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005
Cash flows from operating activities:
Net Income (loss)	$245	$(160)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation and amortization	3	5
Unrealized appreciation/(depreciation) on investments	(350)	(31)
Other assets/ prepaid expenses	10	4
Accounts payable and accrued liabilities	(44)	8
Investment in portfolios	(50)	(74)
Net cash used in operating activities	(186)	(248)

Cash flows from financing activities:
Proceeds from sale of common stock	255	236
Repayment of long-term debt and notes payable	(13)	(8)
Payments of obligations under capital leases	(7)	(10)
Repayments of notes to stockholders	(6)	(10)
Net cash provided by financing activities	229	208

Net (decrease)/increase in cash and cash equivalents	43	(40)

Cash and cash equivalents, beginning of year	20	116

Cash and cash equivalents, end of year	$63	$76

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$4

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Changes in Net Assets
(in thousands)

	Three Months Ended Sep 30 2006	Three Months Ended Sep 30 2005

Changes in net assets from operations:
Operating Loss	$(103)	$(191)
Changes in unrealized appreciation on investment, net	350	31
Net increase/(decrease) in net assets from operations	247	(160)

Capital stock transaction - Common stock
Issuance of common stock for cash	255	236
Net increase in net assets from common stock transactions	255	236
Net increase in net assets	502	76
Net assets, beginning of period	1,244	356
Net assets, end of period	$1,746	$432

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Financial Highlights
(In thousands, except share data)

	Common stock		Series NDC Common stock
	Three Months Ended Sep 30, 2006	Three Months Ended Sep 30, 2005	Three Months Ended Sep 30, 2006	Three Months Ended Sep 30, 2005
PER SHARE INFORMATION
Net asset value, beginning of period	$0.0017	$0.0017	$0.0706	$0.0124
Net increase (decrease) from operating	(0.0007)	(0.0018)	(0.0000)	0.0000
Net change unrealized appreciation
of investments, net	0.0010	(0.0024)	0.0141	0.0194
Net increase from stock transactions	0.0015	0.0023	-	-

Net asset value, end of period	$0.0035	$(0.0002)	$0.0848	$0.0318

PER SHARE MARKET VALUE:
Beginning of period	$0.0370	$0.0430	$0.0500	$0.0770
End of period	$0.0320	$0.0300	$0.0500	$0.0550

Investment return, based on market price at end of period (1)	-16%	-43%	0.0%	-40.0%
(1) Periods of less than one year are not annualized.

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$546	$(18)	$1,200	$450
Average net assets	$395	$82	$1,100	$313
Annualized ratio of expenses to average net assets	184%	1124%	0%	0%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	306%	-977%	73%	352%
Shares outstanding at end of period	157,981,519	111,537,569	14,158,593	14,158,593
Weighted average shares outstanding during period	150,660,786	103,127,329	14,158,593	14,158,593

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Schedule of Investments
(In thousands, except share data)

				September 30, 2006		June 30, 2006
Portfolio Companies	Industry	Title of Security Held by Company	% of Class Held	Cost	Fair Value	Cost	Fair Value

Investments in equity securities

Liprostin, Inc	Biopharmaceutical	Common Stock	100%	$823	$800	$773	$600

Angiogenix, LTD Inc	Biopharmaceutical	Common Stock	100%	34	-	34	-

Nutraceutical Development Corporation	Biopharmaceutical	Common Stock	100%	89	1,200	89	1,000

Investments in joint ventures

Endovasc-TissueGen Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	49.90%	55	3	55	3

Endovasc-TissueGen-Blumberg Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	39.90%	217	2	217	2

				$1,218	$2,005	$1,168	$1,605

The accompanying notes are an integral part of these financial statements

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim period as of September 30, 2006 and for the three months ended September 30, 2006 are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended June 30, 2006.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest.

2.	Organization and Summary of Significant Accounting Policies

Endovasc, Inc. (the "Company") is incorporated under the laws of the State of Nevada. On October 6, 2004 the Company filed its election with the SEC (Form N-54A) to adopt business development company ("BDC") status under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of investment company under the 1940 Act. A BDC may primarily be engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". The Company, as a BDC, may invest in other securities; however, such investments may not exceed 30% of the Company's total asset value at the time of such investment. The accompanying financial statements reflect the accounts of Endovasc, Inc., and the related results of operations. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments in which the Company has a controlling interest. Accounting principles used in the preparation of the financial statements beginning October 6, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments. The Company has two classes of common shares (common stock and series NDC common stock). Both classes have identical rights, preferences, privileges and restrictions, except that dividends, distributions and other rights of series NDC common stock will be determined by the performance of, and right upon liquidation will be limited to the Company's nutraceutical business, including the Company's portfolio investment Nutraceutical Development Corporation. Company level operating expenses are allocated to each class of shares based on its relative net assets value.

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

Angiogenix Limited, Inc.

The Company has invested in the wholly-owned portfolio company Angiogenix Limited, Inc (“Angiogenix”). Angiogenix had an exclusive licensing agreement (the "Stanford License Agreement") with the Board of Trustees of the Leland Stanford University (the “University”) relating to US Patent Application 60,146,233 (issued as US Patent No. 6,417,205 B1 on July 9, 2002) relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis").

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

During the year ended June 30, 2005, the Company cancelled the Stanford License Agreement with the University.

Nutraceutical Development Corporation

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

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

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

Through September 30, 2006, the Company had not received any taxable interest or taxable dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the Statement of Operations as unrealized gains or losses until such time as the investment is liquidated or sold.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC’s previous guidance in SAB No. 99, Materiality, on evaluating the materiality of misstatements. A registrant applying the new guidance for the first time that identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006, may correct those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The cumulative effect alternative is available only if the application of the new guidance results in a conclusion that a material error exists as of the beginning of the first fiscal year ending after November 15, 2006, and those misstatements were determined to be immaterial based on a proper application of the registrant’s previous method for quantifying misstatements. The adjustment should not include amounts related to changes in accounting estimates. SAB 108 is not expected to have a material impact on our financial position or results of operations.

3.	Going Concern Considerations

Since its inception as a development stage enterprise, and subsequent to its conversion to a BDC, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the three months ended September 30, 2006, and September 30, 2005, the Company incurred net increase and decrease in net assets from operations (in thousands) of $247 and $(160), respectively, and negative cash flows from operations of $(186) and $(248), respectively. These factors, along with a $(279) negative working capital position at September 30, 2006, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to take specific steps to address its difficult financial situation as follows:

☐	In the near term the Company plans additional private sales of debt and common stock to sophisticated investors to fund its current operations.

☐	In the long-term, the Company believes that cash flows from commercialization of its products will provide the resources for continued operations.

There can be no assurance that the Company’s planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its products and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon four key factors, as follows:

☐	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its products.

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

☐	The ability of the Company to obtain positive test results of its products in clinical trials.

☐	The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

☐
The Company’s cash requirement for 2007 is expected to be approximately $1,500 or $375 per quarter. The Company does not presently believe that the Company will have positive cash flow from operations in 2007.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Notes Payable -Stockholders

During the three months ended September, 30, 2006 the company repaid $6 to the estate of the Company’s former Chief Operations Officer, which reduced the note payable to $99 at September 30, 2006.

5.	Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

6.	Capital Share Transactions

For the three months ended September 30, 2006 the Company issued 10,497,500 shares of common stock with a par value of $.001 to 2 individuals for a purchase price of $255, consisting of $230 cash, $25 stock subscription receivable. The subscription was fully paid as of October 13, 2006. This issuance increase the number of common shares issued and outstanding from 146,684,019 to 157,181,519 as of September, 30, 2006.

7.	Legal Proceedings

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

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of a consulting contract between the parties. Creekmore seeks payment of $114 plus interest, one million shares of the Company common stock and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. The Company filed a counter-claim against LMH for breach of contract and damages. During the year ended June 30. 2006, The Company was rendered an adverse decision in the case. The plaintiff's award, including attorney’ fees, totaled $128. The balance due to LMH at September 30, 2006 is $63.

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

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

ITEM 2    Managements Discussion and Analysis of Financial Condition and Results of Operations

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

On October 21, 2005, our Board of Directors adopted the 2005 Executive Compensation Plan (the “Plan”). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of stock options. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

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

Liprostin, Inc. conducted a successful Phase I clinical trial to test product safety and tolerance levels using a small group of healthy subjects in January 2001. Based on the results of this trial, and the previously established safety profile of PGE-1, the FDA recommended that we proceed to a Phase III trial to determine the safety and efficacy of the administration of Liprostin™ in combination with angioplasty for the treatment of intermittent claudication or critical limb ischemia. In 2003, Liprostin, Inc. submitted a protocol for the phase II clinical study entitled “A Phase II, Open label, Multi-center study of Liposomal prostaglandin E-1 (Liprostin™) in Patients with Critical Limb Ischemia and Intermittent Claudication”.

The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in August 2004. The successful results of this trial for peripheral arterial occlusive disease were presented to the FDA in the fall of 2004.

Liprostin, Inc. will conduct a Phase IIIa trial to establish efficacy and safety profile in order to seek or enter into a partnership with a suitable company to co-develop and market our lead product Liprostin™ for treatment of peripheral vascular disease. Opportunities to out-license or sell the technology are also being considered. We expect to enter into a phase IIIa clinical trial in 2006.

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

Competition

Boston Scientific, Inc. developed a biodegradable urinary stent but has chosen not to commercialize this product.

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

Results of Operations Three Months Ended September 30, 2006 and 2005

During the quarter ended September, 30, 2006 our income increased to $80,000 compared with income of $38,000 for the quarter ending September, 30, 2005. This increase is a result of management fees and expense reimbursements from our portfolio companies.

During the quarter ended September, 30, 2006, operating, general and administrative expenses were $181,000 compared to $229,000 for the quarter ending September, 30, 2005. The decrease is primarily due to a decrease in public relations and consulting fees.

Cash flows used in operating activities for the three months ended September 30, 2006 decreased $38,000 to $136,000 compared to $174,000 for the three months ended September 30, 2005, primarily due to a decrease operating expenses.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

On September 30, 2006, our cash and cash equivalents is $63,000.

We had a working capital deficit at September 30, 2006 of $279,000 compared to a deficit of $384,000 at June 30, 2006. This decrease is primarily due to an increase in our current assets.

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

ITEM 4    CONTROLS AND PROCEDURES

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
.
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

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against us in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against us for breach of contract and damages. LMH seeks payment of $96,000. We filed a counter-claim against LMH for breach of contract and damages. This case has been tried and a judgment was rendered in favor of the plaintiff. The plaintiff's award, including attorney’ fees, total $128,000. The balance due to LMH at September 30, 2006 is $63.

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

ITEM 1A.    Risk Factors

No material changes from risk factors as previously disclosed in the form 10K for year ended June 30, 2006.

ITEM 2    Unregistered Sales of Securities and Use of Proceeds

In October of 2004 a form 1-E filing was made which indicated our intent to raise capital under regulation E. During the three months ended September, 30, 2006 the following transactions were effected by us in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the "Act"). Unless stated otherwise, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition. No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions. These transactions did not involve a public offering. Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities. During the three months ended September 30, 2006 we issued 10,497,500 shares of common stock to 2 individuals with an aggregate value of $255,000. These transactions were exempt from registration pursuant to Regulation E.

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

ENDOVASC, INC.

Date:	November 10, 2006	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date:	November 10, 2006	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Financial Officer