Form 10-Q
period 2006-12-31
ENDOVASC INC
filed 2007-02-20
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐ No  ☒

There were 160,981,519 shares of Common Stock, $.001 par value per share, and 14,158,593 shares of Series NDC Common Stock, $.001 par value per share outstanding as of February 20, 2007.

PART I
FINANCIAL INFORMATION

Endovasc, Inc.
Statements of Net Assets
(In thousands, except share data)

	December 31, 2006	June 30, 2006
Assets		audited
Investments:
Investment in controlled companies, at fair value	$2,000	$1,605
(cost of $1,218 at December 31, 2006 and $1,168 at June 30, 2006)

Cash and cash equivalents	30	20
Subscriptions receivable	-	25
Prepaid expenses	16	35
Property and equipment, net	23	29

Total assets	2,069	1,714

Liabilities

Notes payable	18	46
Notes payable- stockholders	80	105
Capital leases	8	15
Accounts payable and accrued liabilities	284	303
Convertible debentures	1	1

Total liabilities	391	470

Net assets	1,678	1,244

Commitments and contingencies	-	-
Composition of net assets:
Common stock, $.001 par value, 500,000,000 shares authorized 160,981,519 and 146,694,319 shares outstanding at December 31, 2006 and June 30, 2006 respectively	160	147
Series NDC common stock, 14,158,593 shares issued and outstanding	14	14
Preferred stock, $.001 par value, 20,000,000 shares authorized, 208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding	-	-
Additional paid-in capital	28,012	27,700
Accumulated deficit:
Accumulated net operating loss	(27,290)	(27,054)
Unrealized appreciation on investments	782	437

Net assets	$1,678	$1,244

Net assets value per share

Common stock	$0.0095	$0.0069

Series NDC common stock	$0.0008	$0.0008

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Operations
(In thousands, except share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Operating Income
Management fees	$84	$54	$138	$89
Other Income	-	73	26	73

Total income	84	127	164	162

Operating expenses
General and administrative	149	276	310	491
Professional fees	66	50	88	62
Interest expense	1	-	2	-

Total operating expenses	216	326	400	553

Operating loss	(132)	(199)	(236)	(391)

Net realized and unrealized gains
Unrealized appreciation (depreciation) of portfolio investments	(5)	(39)	345	(7)

Net increase (decrease) in net assets from operations	$(137)	$(238)	$109	$(398)

Net increase (decrease) in net assets from operations per share:
Basic and diluted, Common stock	$(0,000)	$(0,000)	$0,000	$(0,000)

Basic and diluted, Series NDC	$(0,000)	$(0,000)	$0,000	$(0,000)

Weighted average common shares outstanding:
Basic and diluted, common stock	159,620,843	103,127,329	155,659,204	108,295,668

Basic and diluted, Series NDC common stock	14,158,593	14,158,593	14,158,593	14,158,593

The accompanying notes are an integral part of these financial statements

Endovasc, Inc
Statements of Cash Flows
(In thousands)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Cash flows from operating activities:
Net Income (loss)	$109	$(398)
Adjustments to reconcile net Income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6	7
Unrealized appreciation/(depreciation) on investments	(345)	7
Grant of stock options	-	93
Other assets/prepaid expenses	44	(62)
Accounts payable and accrued liabilities	(19)	21
Investment in portfolios	(50)	(112)
Net cash used in operating activities	(255)	(444)

Cash flows from financing activities:
Proceeds from sale of common stock	325	377
Repayment of long-term debt and notes payable	(28)	(12)
Payments of obligations under capital leases	(7)	(18)
Repayments of notes to stockholders	(25)	(10)
Net cash provided by financing activities	265	337

Net increase/(increase) in cash and cash equivalents	10	(107)

Cash and cash equivalents, beginning of period	20	116

Cash and cash equivalents, end of period	$30	$9

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Changes in Net Assets
(in thousands)

	Six Months Ended Dec 31 2006	Six Months Ended Dec 31 2005
Changes in net assets from operations:
Operating Loss	$(236)	$(391)
Changes in unrealized appreciation/(depreciation) on investment, net	345	(7)
Net increase/(decrease) in net assets from operations	109	(398)

Capital stock transaction - Common stock:
Issuance of common stock for cash	325	377
Grant of employee stock options	-	93
Net increase in net assets from common stock transactions	325	470
Net increase in net assets	434	72
Net assets, beginning of period	1,244	356
Net assets, end of period	$1,678	$428

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Financial Highlights
(In thousands, except share data)

	Common stock		Series NDC Common stock

	Six Months Ended Dec 31, 2006	Six Months Ended Dec 31, 2005	Six Months Ended Dec 31, 2006	Six Months Ended Dec 31, 2005
PER SHARE INFORMATION
Net asset value, beginning of period *	$0.0069	$0.0026	$0.0008	$0.0004
Net increase (decrease) from operating	(0.0013)	(0.0026)	(0.0001)	(0.0003)
Net change unrealized appreciation of investments, net	0.0019	0.0001	0.0001	-
Net increase from stock transactions	0.0020	0.0035	-	-

Net asset value, end of period	$0.0095	$0.0036	$0.0008	$0.0001

PER SHARE MARKET VALUE:
Beginning of period	$0.0320	$0.0430	$0.0500	$0.0770
End of period	$0.0300	$0.0212	$0.0500	$0.0550

Investment return, based on market price at end of period (1)	13%	64%	0.0%	0.0%
(1) Periods of less than one year are not annualized.

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$1,542	$381	$136	$47
Average net assets	$1,344	$349	$117	$43
Annualized ratio of expenses to average net assets	487%	255%	0%	0%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets from	-351%	-2241%	73%	352%
Shares outstanding at end of period	160,981,519	118,818,519	14,158,593	14,158,593
Weighted average shares outstanding during period	155,659,204	108,295,668	14,158,593	14,158,593

* Restated - See note 2

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Schedule of Investments
(In thousands, except share data)

					Dec 31, 2006		June 30, 2006
Portfolio Companies	Industry	Title of Security Held by Company	Number of Shares Held	% of Class Held	Cost	Fair Value	Cost	Fair Value

Investments in equity securities

Liprostin, Inc	Biopharmaceutical	Common Stock	10,000,000	100%	$823	$800	$773	$600

Angiogenix, LTD Inc	Biopharmaceutical	Common Stock	10,000,000	100%	34	-	34	-

Nutraceutical Development Corporation	Biopharmaceutical	Common Stock	75,000,000	100%	89	1,200	89	1,000

Investments in joint ventures

Endovasc-TissueGen Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	n/a	49.90%	55	-	55	3

Endovasc-TissueGen-Blumberg Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	n/a	39.90%	217	-	217	2

					$1,218	$2,000	$1,168	$1,605

The accompanying notes are an integral part of these financial statements

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim period as of December 31, 2006 and for the three and six months ended December 31, 2006, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended June 30, 2006.

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

Accounting principles used in the preparation of the financial statements beginning October 6, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments. The Company has two classes of common shares (common stock and series NDC common stock).  Both classes have identical rights, preferences, privileges and restrictions, except that the series NDC common stock was entitled to certain preferences in dividends, distributions and other rights relating to the performance of the nutraceutical application of the Company’s angiogenic patents, licenses, products and services. As of December 31, 2006, the Company did not have any angiogenic patents, licenses, products and services and the series NDC common stock was not entitled to any preferences in relation to the shares of common stock.

The Company currently has investments in five portfolio companies as follows:

Liprostin, Inc.

The Company has invested in Liprostin, Inc., a wholly-owned portfolio company engaged in obtaining FDA approval of a liposomal encapsulated form of Prostaglandin 1-E for the treatment of intermittent claudication.

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

Angiogenix Limited, Inc.

The Company has invested in Angiogenix Limited, Inc., a wholly-owned portfolio company that previously held an exclusive licensing agreement (the "Stanford License Agreement") relating to US Patent No. 6,417,205 B1 relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the year ended June 30, 2005, the Company cancelled the Stanford License Agreement and Angiogenix Limited, Inc. ceased operations.

Nutraceutical Development Corporation

The Company has invested in Nutraceutical Development Corporation, a wholly-owned portfolio company engaged in the development of certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects. Nutraceutical Development Corporation is currently receiving royalties for the license of its proprietary muscle mass technology.

Endovasc-TissueGen Research Sponsors, L.C.C.

The Company has invested in Endovasc-TissueGen Research Sponsors, L.L.C., a 49.9% owned limited liability company engaged in the development of a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C

The Company has invested in Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C., a 39.9% owned limited liability company engaged in the development of biodegradable stents for ureteral and prostate applications.

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

Investment Valuation

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

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

Gain or Loss on Investments

If the Company's estimates of the future differ from actual events in the future, for any reason, the Company may fail to record an unrecognized gain or loss or may record it later or earlier than it would with a perfect forecast of the future. Because these investments are restricted and illiquid, even if the Company correctly estimates a fair value for an investment today, that investment could lose some or all of its value in the near future without the Company realizing any benefit from its investments or recognizing any cash proceeds from the sale of these investments. If, in the future, the Company determines that a loss has occurred in any of its investments, that loss will be reflected as a reduction in the value of its investments on the Company's statement of net assets, and the reduced values will negatively impact earnings and be reflected as a loss on the statements of operations.

Revenue Recognition

The Company's revenue is recognized primarily based on security transactions and related income. Security transactions are accounted for on a trade date basis. Net realized gains or losses on sales of securities are determined on the specific identification method. Interest income and expenses are recognized on the accrual basis. Dividend income is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies. The Company assesses the collectibility of dividends and interest income receivables in connection with its determination of the fair value of the related security. To the extent that there are adverse future developments, previously recognized dividend and interest income may not be realized.

Through December 31, 2006, the Company had not received any taxable interest or taxable dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the statement of operations as unrealized gains or losses until such time as the investment is liquidated or sold.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements. FASB Statement No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Statement No. 157 also provides guidance regarding the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. FASB Statement No. 157 is not expected to have a material impact on our financial position or results of operations upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.  We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

Restatement of Prior Periods

The Statement of Net Assets has been restated for the net assets value per share as of June 30, 2006, to $0.0069 from $0.0017. The restatement is required because it was determined that neither the common stock nor Series NDC common stock is a senior security.

The Statement of Cash Flows has been restated for the six months ended December 31, 2005, in order to show the effect of granting stock options which had been included in net income (loss).

The Financial Highlights has been restated for net asset value, beginning of the period for the change in net share value as discussed in the Statement of Net Assets above.

3.	Going Concern Considerations

Since its inception as a development stage enterprise, and subsequent to its conversion to a BDC, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the six months ended December 31, 2006, and December 31, 2005, the Company incurred a net decrease in net assets from operations (in thousands) of $(236) and $(391), respectively, and negative cash flows from operations of $(255) and $(537), respectively. These factors, along with a $(346) negative working capital position at December 31, 2006, raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to take specific steps to address its difficult financial situation as follows:

☐	In the near term the Company plans additional private sales of common stock to sophisticated investors to fund its current operations.

☐
In the long-term, the Company believes that cash flows from dividend distributions by portfolio companies and sales of investments in portfolio companies will provide the resources for continued operations.

There can be no assurance that the Company’s planned private sales of equity securities will be successful or that the Company will receive sufficient cash flow from its portfolio companies to become profitable. The Company’s long-term viability as a going concern is dependent upon four key factors, as follows:

☐	The Company’s ability to obtain adequate sources of equity funding to meet current commitments and fund the continued investment in its portfolio companies.

☐	The receipt of positive test results from clinical trials by the Company’s portfolio companies.

☐	The effective commercialization of products by the Company’s portfolio companies and receipt by such portfolio companies of positive cash flow from licensing or sale of their products.

☐	The ability of the Company to sell or otherwise dispose of some or all of its investments in portfolio companies at a price in excess of the aggregate investments made in such portfolio companies.

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

Company’s cash requirement for 2007 is expected to be approximately $1,500 or $375 per quarter. The Company does not presently believe that it will receive sufficient funds from sale of portfolio assets or distributions by portfolio companies to fully fund this requirement during 2007.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	Notes Payable -Stockholders

During the three months ended December 31, 2006 the Company repaid $19 to the estate of the Company’s former Chief Operations Officer, which reduced the note payable to $80 at December 31, 2006.

5.	Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

6.	Capital Share Transactions

For the three months ended December 31, 2006 the Company issued 3,000,000 shares of common stock with a par value of $.001 to one individual for an aggregate purchase price of $70. This issuance increased the number of common shares issued and outstanding from 157,181,519 to 160,181,519 as of December 31, 2006.

7.	Legal Proceedings

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230. This case is being vigorously defended against the allegations made by Dow. The Company has filed a counter-claim against Dow for breach of contract and damages. This case has been tried and a judgment entered by the district court against the Company. This Company appealed the decision and a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or the company. No amounts have been accrued for this contingency.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the Company for breach of a consulting contract between the parties. Creekmore seeks payment of $114 plus interest, one million shares of the Company common stock, and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

 Notes to the Unaudited Condensed Financial Statements
(In thousands except share data)

On January 13, 2004, Case No. H-03-5226, "Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. vs. Endovasc, LTD., Inc., Endovasc, Inc., David P. Summers, Ph.D. and M. Dwight Cantrell" was filed against the Company in the United States District Court for the Southern District of Texas Houston Division. Lorenz M. Hofmann, Ph.D. and LMH Associates, Inc. ("LMH") filed a complaint against the Company for breach of contract and damages. The Company filed a counter-claim against LMH for breach of contract and damages. During the year ended June 30, 2006, the court rendered a decision against the Company in the case. The plaintiff's award, including attorney’ fees, totaled $128. The balance due to LMH at December 31, 2006 is $33.

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

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data, the Selected Operating Data and our Financial Statements and notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report.

CRITICAL ACCOUNTING POLICIES

We believe that of the significant accounting policies used in the preparation of our financial statements (See Note 1 to the audited financial statements for the year ended June 30, 2006), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

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

INVESTMENTS

Investments are reported at fair value. The most significant estimate inherent in the preparation of our financial statements is the valuation of our investment and the related unrealized appreciation or depreciation. We employ an independent business valuation expert to value our portfolio companies. The Board of Directors determined all portfolio companies and investments at fair value under a good faith standard.

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

On October 21, 2005, our Board of Directors adopted the 2005 Executive Compensation Plan (the “Plan”). Amendment No. 1 to the Plan was adopted by the Board of Directors on November 14, 2005. On December 16, 2005, the stockholders approved the 2005 Plan and the grant of certain stock options under the Plan. The maximum number of shares currently reserved for issuance is equal to 15% of the number of shares of Common Stock issued and outstanding at any time.

We are not presently able to compensate our officers and employees with cash because of the lack of available funds from operations. The Plan was adopted to provide a means by which we can attract and retain officers and employees and give such officers and employees an interest in our success. Under the Plan, the Board of Directors (or a committee designated by the Board of Directors) may grant options to purchase shares of our Common Stock to officers and employees. Directors are not eligible to receive options under the Plan.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject us to concentrations of credit risk consist principally of investments and cash. We place our cash with high credit quality financial institutions. At times in the future, such amounts may exceed the FDIC insured limits.

PORTFOLIO INVESTMENTS

Investments are reported at fair value. The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments and the related unrealized appreciation or depreciation. We employ an independent business valuation expert to value our portfolio companies. The Board of Directors determined all portfolio companies and investments at fair value under a good faith standard.

We currently have investments in five portfolio companies as follows:

Liprostin, Inc.

We have invested in Liprostin, Inc., a wholly-owned portfolio company engaged in obtaining FDA approval of a liposomal encapsulated form of Prostaglandin 1-E (“PGE-1”) for the treatment of intermittent claudication.

Liprostin, Inc. conducted a successful Phase I clinical trial to test product safety and tolerance levels using a small group of healthy subjects in January 2001. Based on the results of this trial, and the previously established safety profile of PGE-1, the FDA recommended that we proceed to a Phase III trial to determine the safety and efficacy of the administration of Liprostin™ PGE-1 in combination with angioplasty for the treatment of intermittent claudication or critical limb ischemia. In 2003, Liprostin, Inc. submitted a protocol for the phase II clinical study entitled “A Phase II, Open label, Multi-center study of Liposomal prostaglandin E-1 (Liprostin™) in Patients with Critical Limb Ischemia and Intermittent Claudication”. The Phase II clinical trial consisting of 73 patients was initiated in December 2003 and concluded in August 2004. The successful results of this trial for peripheral arterial occlusive disease were presented to the FDA in the fall of 2004. Liprostin, Inc. will conduct a Phase IIIa trial to establish efficacy and safety profile in order to seek or enter into a partnership with a suitable company to co-develop and market Liprostin™ PGE-1 for treatment of peripheral vascular disease. Opportunities to out-license or sell the technology are also being considered by Liprostin, Inc.

Angiogenix Limited, Inc.

We have invested in Angiogenix Limited, Inc., a wholly-owned portfolio company that previously held an exclusive licensing agreement (the "Stanford License Agreement") relating to US Patent No. 6,417,205 B1 relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the year ended June 30, 2005, we cancelled our Stanford License Agreement and Angiogenix Limited, Inc. ceased operations.

Nutraceutical Development Corporation

The Company has invested in Nutraceutical Development Corporation, a wholly-owned portfolio company engaged in the development of certain technologies for use in dietary products designed to enhance health and provide beneficial biological effects.

In 2002, Nutraceutical Development Corporation began experimentation in mice to demonstrate accelerated muscle mass was achieved when fed very low doses of certain compounds in drinking water combined with extensive exercise during a three week regimen. The mice that were given low amounts developed a significant muscle increase compared to the controlled mice. A scientifically controlled double blind, double placebo study in healthy weight lifters confirmed the earlier animal results and in August of 2003 Nutraceutical Development Corporation filed Patent Application Serial No.10/633,325 relating to this discovery. United States Patent No. 7,074,812 B2; Development of Muscle Mass in a Mammal was issued on July 11, 2006. The technology was licensed to Basic Research, L.L.C. in July 2003 for the development of a dietary supplement, Endothil - CR™, which is presently distributed through GNC stores nationwide. Nutraceutical Development Corporation receives a royalty on sales of Endothil - CR™ supplements.

Endovasc-TissueGen Research Sponsors, L.C.C.

The Company has invested in Endovasc-TissueGen Research Sponsors, L.L.C., a 49.9% owned limited liability company engaged in the development of a bioresorbable drug-eluting cardiovascular stent for the advanced treatment of coronary artery disease.

Endovasc-TissueGen-Blumberg Research Sponsors, L.C.C

The Company has invested in Endovasc-TissueGen-Blumberg Research Sponsors, L.L.C., a 39.9% owned limited liability company engaged in the development of biodegradable stents for ureteral and prostate applications.

MATERIAL CHANGES IN FINANCIAL CONDITION

Material changes in financial condition since June 30, 2006 consist primarily of the investments being stated at an increase in fair value from $1,605,000 to $2,000,000, the receipt of subscriptions receivable of $25,000 shown on the Statement of Net Assets as of June 30, 2006,

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 and 2005

For the quarter ended December 31, 2006 the revenue decreased when compared to the quarter ended December 31, 2005 by $43,000 due primarily to the cessation of payments from one of our wholly owned subsidiary companies and reimbursable expenses from another. The operating expenses decreased by $110,000 from the quarter ended December 31, 2005 due stock options expense recognition during the quarter ended December 31, 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2006 and 2005

For the six months ended December 31, 2006 revenue was comparable to the six months ended December 31, 2005. Operating expenses for the six months ended December 31, 2006 decreased by $153,000 from the quarter ended December 31, 2005 due primarily to stock options expense recognition during the six months ended December 31, 2005.

Net cash flows for the six months ended December 31, 2006 increased over the net cash flows for the six months ended December 31, 2005 by $117,000 due primarily to stock options expense recognition.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2006, our cash and cash equivalents were $30,000. We had a working capital deficit at December 31, 2006 of $346,000 compared to a deficit of $384,000 at June 30, 2006. This decrease is primarily due a reduction in notes and accounts payable and an increase in our cash position.

Our continuation as a going concern is dependent upon the receipt of sufficient cash flow from our portfolio companies to meet our obligations on a timely basis. Our investments in our portfolio companies are reflected on the accompanying statements of net assets at the board of directors' best estimate of fair value. Because the investments are illiquid, we are limited in our ability to sell the investments in our portfolio companies. The value of these investments may decline substantially resulting in us receiving little or no cash value for our services and investments in these portfolio companies.

These events raise doubt as to our ability to continue as a going concern. The report of our independent public accountants, which accompanied our financial statements for the year ended June 30, 2006, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our functional currency is the U.S. dollar.

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which we invest, the valuation of the equity interest in the portfolio is stated at “fair value” and determined in good faith under the direction of our Board of Directors on a quarterly basis in accordance with our investment valuation policy.

In the absence of a readily ascertainable market value, the estimated value of our portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in our Statement of Operations as “Net unrealized appreciation (depreciation) on investments”.

As of December 31, 2006, we have no off-balance sheet investments or hedging investments.

We do not believe that our business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of our investments.

ITEM 4	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of our president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures to insure that we record, process, summarize and report in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Due to the limited number of employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. We periodically assess the cost versus benefit of adding the resources in connection with the design and operation of disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information required to be included in our periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls Over Financial Reporting. There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1	LEGAL PROCEEDINGS

Except as set forth above, there have been no material developments in the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. We are subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

ITEM 1A	Risk Factors

Potential Ineligibility as a Business Development Company. The company has received correspondence from the Securities and Exchange Commission questioning whether or not the Company is eligible to be treated as a business development company because substantially all of its portfolio companies are wholly-owned. The Company believes that it is qualified as a business development company because it is engaged primarily in the business of investing, reinvesting, and trading in securities. In addition, the Company could be liable for substantial fines and penalties in connection with its previous certification that it qualifies as a business development company which could have an adverse effect on the Company’s financial condition. The Company disagrees with the comments of the Securities and Exchange Commission and has made a full response. If it should be determined by the SEC that any deficiencies exist, the Company may be liable for fines and penalties which may have an adverse effect on the Company’s financial condition.

Potential Liability Under the Investment Company Act of 1940. The Company has received correspondence from the Securities and Exchange Commission questioning whether or not the Company has failed to comply with various provisions of the Investment Company Act of 1940, including the existence of the Series NDC common stock, failure to have a board of directors consisting of a majority of non-interested persons, failure to have an effective chief compliance officer, and failure to obtain an appropriate surety bond. The Company disagrees with these claims and has made a timely and prompt response addressing these issues. The Company disagrees with the comments of the Securities and Exchange Commission and has made a full response. If it should be determined by the SEC that any deficiencies exist, the Company may be liable for fines and penalties which may have an adverse effect on the Company’s financial condition.

Potential Liability Under the Securities Act of 1933. The Company has received correspondence from the Securities and Exchange Commission questioning whether or not the Company may have violated the Securities Act of 1933 in connection with certain offerings of its common stock pursuant to Regulation E. The Company disagrees with the comments of the Securities and Exchange Commission and has made a full response. If it should be determined by the SEC that any deficiencies exist, the Company may be liable for fines and penalties which may have an adverse effect on the Company’s financial condition.

Potential Unavailability of Exemptions From Registration. If the Company is determined to not be eligible to elect business development company status, it may not qualify for the exemption from registration of its securities pursuant to Regulation E under the Securities Act of 1933. If it is determined that the company does not qualify, under the Investment Company Act of 1940 or the Securities Act of 1933, it will not qualify for certain exemptions from registration of its securities pursuant to Regulation D under the Securities Act of 1933. In the event an order is entered by the Securities and Exchange Commission, the Company would be unable to raise additional capital under an exemption from registration. The Company disagrees with the comments of the Securities and Exchange Commission and has made a full response. If it should be determined by the SEC that any deficiencies exist, the Company may be liable for fines and penalties which may have an adverse effect on the Company’s financial condition.

ITEM 2	Unregistered Sales of Securities and Use of Proceeds

During the six months ended December, 31, 2006 we issued an aggregate of 13,497,500 shares of common stock to two sophisticated investors for an aggregate purchase price of $325,000 pursuant to Regulation E under the Securities Act of 1933.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on December 21, 2006, at which the stockholders took the following actions:

1.	Election of Directors:

	For	Withheld
Diane Dottavio	147,286,348	3,771,024
Donald Leonard	147,720,433	3,334,945

The following directors’ term of office continued after the meeting:

Thomas Hall
Dale Greenwald

2.     Approval of McConnell & Jones LLP as Registered Public Accounting firm of the Company for the year ending June 30, 2007

For	Against	Abstain
137,562,909	2,805,474	387,407

3.     To amend the Certificate of Designation of Powers, Preferences, Limitation, and Relative Rights for the Series NDC Stock to permit the redemption thereof by the company

For	Against	Abstain	Non-Vote
3,019,815	2,533,256	10,832	4,729,565

ITEM 5	Other Information

None.

ITEM 6	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of Sections 13 and 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ENDOVASC, INC.

Date: February 20, 2007	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date: February 20, 2007	By:	/s/ Sam Lindsey
Sam Lindsey
Chief Financial Officer