Form 10-Q
period 2007-03-31
ENDOVASC INC
filed 2007-05-15
CIK 1040415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

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

There were 160,981,519 shares of Common Stock, $.001 par value per share, and 14,158,593 shares of Series NDC Common Stock, $.001 par value per share outstanding as of May 4, 2006

PART I
FINANCIAL INFORMATION

Endovasc, Inc.
Statements of Net Assets
(In thousands, except share data)
	March 31, 2007	June 30, 2006
Assets		audited
Investments:
Investment in controlled companies, at fair value	$2,000	$1,605
(cost of $1,218 at March 31, 2007 and $1,168 at June 30, 2006)

Cash and cash equivalents	2	20
Other receivable	1	25
Prepaid expenses	8	35
Property and equipment, net	20	29

Total assets	2,031	1,714

Liabilities

Notes payable	7	46
Notes payable- related parties	62	-
Notes payable- stockholders	59	105
Capital leases	7	15
Accounts payable and accrued liabilities	260	303
Convertible debentures	1	1

Total liabilities	396	470

Net assets	1,635	1,244

Commitments and contingencies	-	-

Composition of net assets:
Common stock, $.001 par value, 500,000,000 shares authorized 160,981,519 and 146,694,319 shares outstanding at March 31, 2007 and June 30, 2006 respectively	160	147
Series NDC common stock, 14,158,593 shares issued and outstanding	14	14
Preferred stock, $.001 par value, 20,000,000 shares authorized,208 shares of Series A 8% cumulative convertible preferred stock issued and outstanding	-	-
Additional paid-in capital	28,012	27,700
Accumulated deficit:
Accumulated net operating loss	(27,333)	(27,054)
Unrealized appreciation on investments	782	437

Net assets	$1,635	$1,244

Net assets value per share

Common stock	$0.0093	$0.0069

Series NDC common stock	$0.0008	$0.0008

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Operations
(In thousands, except share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Operating Income
Management fees	$88	$54	$226	$143
Other Income	-	196	25	269

Total income	88	250	251	412

Operating expenses
General and administrative	114	373	423	865
Professional fees	17	10	104	72
Interest expense	-	-	3	(2)

Total operating expenses	131	383	530	935

Operating loss	(43)	(133)	(279)	(523)

Net realized and unrealized gains
Unrealized appreciation of portfolio investments	-	559	345	551

Net (decrease) increase in net assets from operations	$(43)	$426	$66	$28

Net (decrease) increase in net assets from operations per share:
Basic and dulited, Common stock	$(0.000225)	$0.000004	$0.001593	$0.000000

Basic and diluted, Series NDC	$(0.000019)	$0.000030	$0.000100	$0.000002

Weighted average common shares outstanding:
Basic and diluted, common stock	159,620,843	103,127,329	155,659,204	108,295,668

Basic and diluted, Series NDC common stock	14,158,593	14,158,593	14,158,593	14,158,593

The accompanying notes are an integral part of these financial statements

Endovasc, Inc
Statements of Cash Flows
(In thousands)

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006

Cash flows from operating activities:
Net Income (loss)	$66	$28
Adjustments to reconcile net Income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9	11
Unrealized appreciation/(depreciation) on investments	(345)	(551)
Grant of stock options	-	185
Other assets/prepaid expenses	51	(14)
Accounts payable and accrued liabilities	(43)	60
Net cash used in operating activities	(262)	(281)

Cash flow from investing activities:
Purchase of property and equipment	-	(8)
Investment in portfolio companies	(50)	(449)
Net cash used in investing activities	(50)	(457)

Cash flows from financing activities:
Proceeds from sale of common stock	325	666
Proceeds from Notes Payable	62	-
Repayment of long-term debt and notes payable	(39)	(1)
Payments of obligations under capital leases	(8)	(14)
Repayments of notes to stockholders	(46)	(10)
Net cash provided by financing activities	294	641

Net decrease in cash and cash equivalents	(18)	(97)

Cash and cash equivalents, beginning of period	20	116

Cash and cash equivalents, end of period	$2	$19

Supplemental disclosure of cash flow information:
Exercise of options	$-	$3
Cash paid for interest	$3	$1

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended March 31 2007	Nine Months Ended March 31 2006
Changes in net assets from operations:
Operating Loss	$(279)	$(523)
Changes in unrealized appreciation/depreciation on investment, net	345	551
Net increase in net assets from operations	66	28

Capital stock transaction - Common stock:
Issuance of common stock for cash	325	666
Grant of employee stock options	-	186
Net increase in net assets from common stock transactions	325	852
Net increase in net assets	391	880
Net assets, beginning of period	1,244	356
Net assets, end of period	$1,635	$1,236

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Financial Highlights
(In thousands, except share data)

	Common stock		Series NDC Common stock

	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
PER SHARE INFORMATION
Net asset value, beginning of period *	$0.0069	$0.0026	$0.0008	$0.0004
Net increase (decrease) from operating	(0.0016)	(0.0036)	(0.0001)	(0.0003)
Net change unrealized appreciation of investments, net	0.0020	0.0039	0.0001	-
Net increase from stock transactions	0.0020	0.0060	-	-

Net asset value, end of period	$0.0093	$0.0089	$0.0008	$0.0001

PER SHARE MARKET VALUE:
Beginning of period	$0.0320	$0.0430	$0.0500	$0.0770
End of period	$0.0270	$0.0500	$0.0500	$0.0550

Investment return, based on market price at end of period (1)	(15.625%)	16.28%	0.0%	(28.57%)
(1) Periods of less than one year are not annualized.

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$1,503	$1,123	$132	$112
Average net assets	$1,323	$723	$116	$72
Annualized ratio of expenses to average net assets	49.1%	155%	0%	0%
Annualized ratio of net increase (decrease) in net assets
from operations to average net assets	(25.3%)	(86.8%)	25.9%	87.2%
Shares outstanding at end of period	160,981,519	141,898,885	14,158,593	14,158,593
Weighted average shares outstanding during period	155,659,204	116,835,672	14,158,593	14,158,593

* Restated - See note 2

The accompanying notes are an integral part of these financial statements

Endovasc, Inc.
Schedule of Investments
(In thousands, except share data)

					March 31, 2007		June 30, 2006
Portfolio Companies	Industry	Title of Security Held by Company	Number of Shares Held	% of Class Held	Cost	Fair Value	Cost	Fair Value

Investments in equity securities

Liprostin, Inc	Biopharmaceutical	Common Stock	10,000,000	100%	$823	$800	$773	$600

Angiogenix, LTD Inc	Biopharmaceutical	Common Stock	10,000,000	100%	34	-	34	-

Nutraceutical Development Corporation	Biopharmaceutical	Common Stock	75,000,000	100%	89	1,200	89	1,000

Investments in joint ventures

Endovasc-TissueGen Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	n/a	49.90%	55	-	55	3

Endovasc-TissueGen-Blumberg Research Sponsors, LLC	Biopharmaceutical	Equity/Debt	n/a	39.90%	217	-	217	2

					$1,218	$2,000	$1,168	$1,605

The accompanying notes are an integral part of these financial statements

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

1.	Interim Financial Statements

The accompanying interim condensed financial statements and notes to the financial statements for the interim period as of March 31, 2007 and for the three and nine months ended March 31, 2007, are unaudited. The accompanying interim unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company as of and for the year ended June 30, 2006.

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

Accounting principles used in the preparation of the financial statements beginning October 6, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments. The Company has two classes of common shares (common stock and series NDC common stock).  Both classes have identical rights, preferences, privileges and restrictions, except that the series NDC common stock was entitled to certain preferences in dividends, distributions and other rights relating to the performance of the nutraceutical application of the Company’s angiogenic patents, licenses, products and services. As of March 31, 2007, the Company did not have any angiogenic patents, licenses, products and services and the series NDC common stock was not entitled to any preferences in relation to the shares of common stock.

The Company currently has investments in five portfolio companies as follows:

Liprostin, Inc.

The Company has invested in Liprostin, Inc., a wholly-owned portfolio company engaged in obtaining FDA approval of a liposomal encapsulated form of Prostaglandin 1-E for the treatment of intermittent claudication.

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

Angiogenix Limited, Inc.

The Company has invested in Angiogenix Limited, Inc., a wholly-owned portfolio company that previously held an exclusive licensing agreement (the "Stanford License Agreement") relating to US Patent No. 6,417,205 B1 relating to the administration of Nicotine or Nicotine Receptor Agonist (NRA) to induce the growth of new blood vessels ("angiogenesis"). During the year ended June 30, 2006, the Company cancelled the Stanford License Agreement and Angiogenix Limited, Inc. ceased operations.

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

Through March 31, 2007, the Company had not received any taxable interest or taxable dividend income, or any other form of cash income or revenues, nor had it sold any investments, thus the Company has not recognized any realized gains or losses on its investments. When fees are paid to the Company by portfolio companies in their stock, in accordance with generally accepted accounting principles, the Company generally recognizes fee income to the extent of par value in the case of a new company or fair value in the case of an existing company, as determined by the Company's board of directors. Fees paid in shares of the stock of portfolio companies are both restricted and illiquid thus the Company may be unable to convert these shares of stock to cash in the future. Increases or decreases in the fair value of investments above or below accounting cost basis are not included in investment income but are included in the statement of operations as unrealized gains or losses until such time as the investment is liquidated or sold.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, and issued debt. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently determining whether fair value accounting is appropriate; however, we believe the impact of adopting SFAS 159 will not have a material impact on our consolidated financial statements.

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

Notes to the Unaudited Condensed Financial Statements
(in thousands except share data)

Restatement of Prior Periods

The Statement of Net Assets and Financial Highlights has been restated for the net assets value per share and common stock as of June 30, 2006, to $0.0069 from $0.0017. The restatement is required because it was determined that neither the common stock nor Series NDC common stock is a senior security.

The Statement of Cash Flows has been restated for the nine months ended March 31, 2006, in order to show the effect of granting stock options which had been included in net income (loss).

The Financial Highlights has been restated for net asset value, beginning of the period for the change in net share value as discussed in the Statement of Net Assets above.

3.	Going Concern Considerations

Since its inception as a development stage enterprise, and subsequent to its conversion to a BDC, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common stock and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the nine months ended March 31, 2007, and March 31, 2006, the Company incurred a net decrease in net assets from operations (in thousands) of $(279) and $(523), respectively, and negative and positive cash flows from operations of $(312) and $75, respectively. These factors, along with a $(380) negative working capital position at March 31, 2007, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Notes Payable -Related Parties

During the three months ended March 31, 2007, the Company borrowed $36 and $26 from related companies. These are non-interest bearing loans and due on demand.

4.	Notes Payable -Stockholders

During the three months ended March 31, 2007 the Company repaid $19 to the estate of the Company’s former Chief Operations Officer, which reduced the note payable to $59 at March 31, 2007.

5.	Income Taxes

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.

6.	Capital Share Transactions

There were no shares issued for the three months ended March 31, 2007.

7.	Legal Proceedings

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against the Company in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against the Company for breach of contract and damages. The amount of damages sought is approximately $230. This case is being vigorously defended against the allegations made by Dow. The Company has filed a counter-claim against Dow for breach of contract and damages. This case has been tried and a judgment entered by the district court against the Company. The Company appealed the decision and a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or the company. No amounts have been accrued for this contingency.

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

8.	Subsequent Events

On May 8, 2007, Endovasc Inc. and TissueGen Inc. mutually agreed to end the Joint Ventures established in 2003 and 2004 to explore the development of biodegradable stents for cardiovascular (Endovasc, TissueGen Number 1) JV1, and ureteral and prostate applications (Endovasc, TissueGen, Blumberg Research Sponsors) JV2. All intellectual property will return to the respective owners.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

Material changes in financial condition since June 30, 2006 consist primarily of the investments being stated at an increase in fair value from $1,605,000 to $2,000,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 and 2006

For the quarter ended March 31, 2007 the revenue decreased when compared to the quarter ended March 31, 2006 by $162,000 due primarily to the cessation of payments from one of our wholly owned subsidiary companies and reimbursable expenses from another. The operating expenses decreased by $252,000 from the quarter ended March 31, 2006 due stock options expense recognition and financing fees during the quarter ended March 31, 2006.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2007 and 2006

Operating expenses for the nine months ended March 31, 2007 decreased by $405,000 from the nine months ended March 31, 2006 due primarily to stock options expense recognition, a decrease in financing fees and a decrease in public relations fees from the nine months ended March 31, 2006.

Net cash flows for the nine months ended March 31, 2007 decreased over the net cash flows for the nine months ended March 31, 2006 by $19 due primarily to unrealized appreciation on investments during the nine months ended March 31, 2007 and the grant of stock options in the nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, our cash and cash equivalents were $2,000. We had a working capital deficit at March 31, 2007 of $380,000 and $384,000 at June 30, 2006.

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

These events raise doubt as to our ability to continue as a going concern. The report of our Registered Public Accountants, which accompanied our financial statements for the year ended June 30, 2006, was qualified with respect to that risk. In order to continue as a going concern, we must raise additional funds as noted above.

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

As of March 31, 2007, we have no off-balance sheet investments or hedging investments.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

On August 28, 2003, Cause No. 03-08-0681-CV, "The Dow Chemical Company vs. Endovasc LTD., Inc.," was filed against us in the District Court of Montgomery County, Texas, 359th Judicial District. Dow Chemical Company ("Dow") filed a complaint against us for breach of contract and damages. The amount of damages sought is approximately $230. This case is being vigorously defended against the allegations made by Dow. We have filed a counter-claim against Dow for breach of contract and damages. This case has been tried and a judgment entered by the district court against the us. We appealed the decision and a prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Dow or us. No amounts have been accrued for this contingency.

On November 7, 2003, Cause No. 03-11-08112-CV, "Greg Creekmore vs. Endovasc, Inc. and Endovasc, LTD., Inc.," was filed against the us in the District Court of Montgomery County, Texas, 284th Judicial District. Greg Creekmore ("Creekmore") filed a complaint against the us for breach of a consulting contract between the parties. Creekmore seeks payment of $114 plus interest, one million shares of our common stock, and reimbursement of court costs including reasonable attorneys' fees allowed by law. This case is being vigorously defended against the allegations made by Creekmore. A prediction cannot be made as to the final outcome of the complaint and damages allegedly owed to Creekmore. However, management believes it will prevail and accordingly, no amounts have been accrued for this contingency.

In November 2004, we filed a lawsuit against the former President and CEO, David P. Summers in the 284th District Court of Montgomery County, Texas. The suit filed on our behalf alleges a civil conspiracy, breach of fiduciary duty and breach of contract and rescission by David P. Summers and seeks restitution and damages in excess of $3,500.

We are subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Except as set forth above, there have been no material developments in the legal proceedings disclosed in the our Annual Report on Form 10-K for the year ended June 30, 2006. We are subject to certain other legal proceedings and claims which arose in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

ITEM 1A  Risk Factors

Potential Ineligibility as a Business Development Company.  We have received correspondence from the Securities and Exchange Commission alleging that we are not eligible to elect treatment as a business development company because substantially all of our portfolio companies are wholly-owned.  Management believes that we are qualified as a business development company because we engaged primarily in the business of investing, reinvesting, and trading in securities.  If it is determined that we are not eligible to elect to be a business development company, we could be liable for substantial fines and penalties in connection with our previous certification that we qualified as a business development company which could have an adverse effect on our financial condition.

Potential Liability Under the Investment Company Act of 1940.  We have received correspondence from the Securities and Exchange Commission alleging that we have failed to comply with various provisions of the Investment Company Act of 1940, including the existence of the Series NDC common stock, failure to have a board of directors consisting of a majority of non-interested persons, failure to have an effective chief compliance officer, and failure to obtain an appropriate surety bond.  Although we disagree with certain claims and have corrected other deficiencies alleged by the Securities and Exchange Commission, if it is determined that we have been in violation of such requirements, we may be subject to substantial fines and penalties relating to such prior violations which could have an adverse effect on our financial condition.

Potential Liability Under the Securities Act of 1933.  We have received correspondence from the Securities and Exchange Commission alleging that we have violated the Securities Act of 1933 in connection with certain offerings of our common stock pursuant to Regulation E.  If it is determined that such offerings were in violation of the Securities Act of 1933, we may be required to offer to repurchase such securities and may be subject to substantial fines and penalties relating to such offerings.  Any such rescission offer or the imposition of such fines and penalties could have an adverse effect on our financial condition.

Potential Unavailability of Exemptions From Registration.  If it is determined that we are not eligible to elect business development company status or that we violated the Investment Company Act of 1940 or the Securities Act of 1933, we will not qualify for certain exemptions from registration of our securities pursuant to Regulation D or Regulation E under the Securities Act of 1933.  We have relied on these exemptions to raise capital in the past and a determination that we are not eligible to rely on these exemptions would make it difficult or impossible for us to raise funds necessary for our continued operation.

Lack of Sufficient Cash Flow. We do not have sufficient cash flow from our portfolio companies to cover all of our costs of operation and continue investing in portfolio companies. Our ability to raise additional funds for operating costs and investments is limited until resolution of the issues raised by the SEC in their correspondence. If such issues are not resolved, it will be difficult or impossible to continue operations or to make additional investments in our portfolio companies. If we are unable to make additional investments in our portfolio companies, our portfolio companies will be required to obtain additional investment from other sources to continue their research or curtail their operations. Such additional investment may not be available on acceptable terms if at all, may reduce our percentage ownership in the portfolio companies, and may adversely affect the value of our investment in our portfolio companies.

ITEM 2 Unregistered Sales of Securities and Use of Proceeds

During the nine months ended March 31, 2006 we issued an aggregate of 13,497,500 shares of common stock to two sophisticated investors for an aggregate purchase price of $325,000 pursuant to Regulation E under the Securities Act of 1933.

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

ENDOVASC, INC.

Date:	May 11, 2007	By:	/s/ Diane Dottavio
Diane Dottavio
Chief Executive Officer

Date:	May 11, 2007	By:	/s/ Sam Lindsey
Sam Lindsey
Chief Financial Officer